Form 10-Q
period 2024-09-30
KIMBERLY CLARK CORP
filed 2024-10-22
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of October 15, 2024, there were 333,485,305 shares of the Corporation's common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share amounts)	2024	2023	2024	2023
Net Sales	$4,952	$5,132	$15,130	$15,461
Cost of products sold	3,168	3,294	9,625	10,166
Gross Profit	1,784	1,838	5,505	5,295
Marketing, research and general expenses	1,097	1,029	3,202	2,968
Impairment of intangible assets	97	—	97	658
Other (income) and expense, net	(564)	35	(456)	(5)
Operating Profit	1,154	774	2,662	1,674
Nonoperating expense	(15)	(20)	(45)	(78)
Interest income	18	18	37	34
Interest expense	(67)	(74)	(206)	(223)
Income Before Income Taxes and Equity Interests	1,090	698	2,448	1,407
Provision for income taxes	(223)	(157)	(494)	(298)
Income Before Equity Interests	867	541	1,954	1,109
Share of net income of equity companies	48	50	172	143
Net Income	915	591	2,126	1,252
Net (income) loss attributable to noncontrolling interests	(8)	(4)	(28)	3
Net Income Attributable to Kimberly-Clark Corporation	$907	$587	$2,098	$1,255

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$2.70	$1.74	$6.23	$3.71
Diluted	$2.69	$1.73	$6.21	$3.70
See notes to the unaudited interim condensed consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2024	2023	2024	2023
Net Income	$915	$591	$2,126	$1,252
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	149	(144)	(48)	(103)
Employee postretirement benefits	(9)	1	12	17
Cash flow hedges and other	(62)	111	58	80
Total Other Comprehensive Income (Loss), Net of Tax	78	(32)	22	(6)
Comprehensive Income	993	559	2,148	1,246
Comprehensive (income) loss attributable to noncontrolling interests	(14)	(4)	(28)	8
Comprehensive Income Attributable to Kimberly-Clark Corporation	$979	$555	$2,120	$1,254
See notes to the unaudited interim condensed consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(2024 Data is Unaudited)

(In millions, except par value)	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$1,111	$1,093
Accounts receivable, net	2,229	2,135
Inventories	1,937	1,955
Other current assets	570	520
Total Current Assets	5,847	5,703
Property, Plant and Equipment, Net	7,703	7,913
Investments in Equity Companies	362	306
Goodwill	2,058	2,085
Other Intangible Assets, Net	97	197
Other Assets	1,098	1,140
TOTAL ASSETS	$17,165	$17,344

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$569	$567
Trade accounts payable	3,643	3,653
Accrued expenses and other current liabilities	2,449	2,316
Dividends payable	405	394
Total Current Liabilities	7,066	6,930
Long-Term Debt	6,882	7,417
Noncurrent Employee Benefits	641	669
Deferred Income Taxes	355	374
Other Liabilities	751	860
Redeemable Preferred Securities of Subsidiaries	26	26
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1,200.0 million shares; issued 378.6 million shares as of September 30, 2024 and December 31, 2023	473	473
Additional paid-in capital	844	878
Common stock held in treasury, at cost - 45.1 and 41.6 million shares as of September 30, 2024 and December 31, 2023, respectively	(5,751)	(5,222)
Retained earnings	9,279	8,368
Accumulated other comprehensive income (loss)	(3,560)	(3,582)
Total Kimberly-Clark Corporation Stockholders' Equity	1,285	915
Noncontrolling Interests	159	153
Total Stockholders' Equity	1,444	1,068
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,165	$17,344
See notes to the unaudited interim condensed consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 30, 2024
(In millions, except per share amounts. Shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2024	378,597	$473	$802	41,588	$(5,241)	$8,734	$(3,632)	$145	$1,281
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	907	—	7	914
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	72	6	78
Stock-based awards exercised or vested	—	—	2	(695)	83	—	—	—	85
Shares repurchased	—	—	—	4,180	(594)	—	—	—	(594)
Recognition of stock-based compensation	—	—	38	—	—	—	—	—	38
Dividends declared ($1.22 per share)	—	—	—	—	—	(409)	—	1	(408)
Other	—	—	2	—	1	47	—	—	50
Balance at September 30, 2024	378,597	$473	$844	45,073	$(5,751)	$9,279	$(3,560)	$159	$1,444

	Nine Months Ended September 30, 2024
(In millions, except per share amounts. Shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	378,597	$473	$878	41,599	$(5,222)	$8,368	$(3,582)	$153	$1,068
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	2,098	—	25	2,123
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	22	—	22
Stock-based awards exercised or vested	—	—	(148)	(1,927)	223	—	—	—	75
Shares repurchased	—	—	—	5,401	(753)	—	—	—	(753)
Recognition of stock-based compensation	—	—	107	—	—	—	—	—	107
Dividends declared ($3.66 per share)	—	—	—	—	—	(1,231)	—	(19)	(1,250)
Other	—	—	7	—	1	44	—	—	52
Balance at September 30, 2024	378,597	$473	$844	45,073	$(5,751)	$9,279	$(3,560)	$159	$1,444

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 30, 2023
(In millions, except per share amounts. Shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2023	378,597	$473	$697	40,382	$(5,071)	$8,040	$(3,639)	$151	$651
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	587	—	9	596
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(32)	(1)	(33)
Stock-based awards exercised or vested	—	—	(2)	(23)	2	—	—	—	—
Shares repurchased	—	—	—	255	(32)	—	—	—	(32)
Recognition of stock-based compensation	—	—	62	—	—	—	—	—	62
Dividends declared ($1.18 per share)	—	—	—	—	—	(399)	—	—	(399)
Other	—	—	4	—	—	(11)	1	1	(5)
Balance at September 30, 2023	378,597	$473	$761	40,614	$(5,101)	$8,217	$(3,670)	$160	$840

	Nine Months Ended September 30, 2023
(In millions, except per share amounts. Shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	378,597	$473	$679	41,135	$(5,137)	$8,201	$(3,669)	$153	$700
Net income in stockholders' equity, excludes redeemable interests' share	—	—	—	—	—	1,255	—	29	1,284
Other comprehensive income, net of tax, excludes redeemable interests' share	—	—	—	—	—	—	(1)	(7)	(8)
Stock-based awards exercised or vested	—	—	(61)	(1,261)	133	—	—	—	72
Shares repurchased	—	—	—	740	(97)	—	—	—	(97)
Recognition of stock-based compensation	—	—	130	—	—	—	—	—	130
Dividends declared ($3.54 per share)	—	—	—	—	—	(1,196)	—	(16)	(1,212)
Other	—	—	13	—	—	(43)	—	1	(29)
Balance at September 30, 2023	378,597	$473	$761	40,614	$(5,101)	$8,217	$(3,670)	$160	$840
See notes to the unaudited interim condensed consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
(In millions)	2024	2023
Operating Activities
Net income	$2,126	$1,252
Depreciation and amortization	564	566
Asset impairments	114	676
Stock-based compensation	110	131
Deferred income taxes	(86)	(297)
Net (gains) losses on asset and business dispositions	(474)	(77)
Equity companies' earnings (in excess of) less than dividends paid	(93)	(74)
Operating working capital	154	111
Postretirement benefits	10	34
Other	(8)	5
Cash Provided by Operations	2,417	2,327
Investing Activities
Capital spending	(512)	(549)
Proceeds from asset and business dispositions	649	219
Investments in time deposits	(456)	(545)
Maturities of time deposits	428	605
Other	(15)	4
Cash Provided by (Used for) Investing	94	(266)
Financing Activities
Cash dividends paid	(1,220)	(1,189)
Change in short-term debt	2	(336)
Debt proceeds	—	357
Debt repayments	(554)	(350)
Proceeds from exercise of stock options	128	97
Acquisitions of common stock for the treasury	(752)	(95)
Cash paid for redemption of common securities of Thinx	—	(48)
Cash dividends paid to noncontrolling interests	(19)	(16)
Other	(65)	(40)
Cash Used for Financing	(2,480)	(1,620)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(13)	(54)
Change in Cash and Cash Equivalents	18	387
Cash and Cash Equivalents - Beginning of Period	1,093	427
Cash and Cash Equivalents - End of Period	$1,111	$814
See notes to the unaudited interim condensed consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments which are of a normal and recurring nature necessary for a fair statement of the results for the periods presented have been reflected. Amounts are reported in millions, except per share amounts, unless otherwise noted.
For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2023. The terms "Corporation," "Kimberly-Clark," "K-C," "we," "our" and "us" refer to Kimberly-Clark Corporation and its consolidated subsidiaries.
Highly Inflationary Accounting
GAAP requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100%. Under highly inflationary accounting, the countries’ functional currency becomes the U.S. dollar, and its income statement and balance sheet are measured in U.S. dollars using both current and historical rates of exchange. In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100%, and as of July 1, 2018, we adopted highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”). The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net. As of September 30, 2024, K-C Argentina had an immaterial net peso monetary position. Net sales of K-C Argentina were approximately 1% of our consolidated net sales for the three and nine months ended September 30, 2024 and 2023.
In the first quarter of 2022, published inflation indices indicated that the three-year cumulative inflation in Türkiye exceeded 100%, and as of April 1, 2022, we adopted highly inflationary accounting for our subsidiary in Türkiye (“K‑C Türkiye”). The effect of changes in exchange rates on lira-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net. As of September 30, 2024, K‑C Türkiye had an immaterial net lira monetary position. Net sales of K-C Türkiye were less than 1% of our consolidated net sales for the three and nine months ended September 30, 2024 and 2023.
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
Note 2. 2024 Transformation Initiative
On March 27, 2024, we announced the 2024 Transformation Initiative intended to improve our focus on growth and reduce our structural cost base by reorganizing into three new business segments, making the corporate and regional overhead cost structures more efficient and optimizing our global supply chain. The transformation is expected to impact our organization in all major geographies, and workforce reductions are expected to be in the range of 4% to 5%. Certain actions under the transformation initiative are being finalized for implementation, and accounting for such actions will commence when the actions are authorized for execution.
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
The following charges were incurred in connection with the 2024 Transformation Initiative:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Cost of products sold:
Charges for workforce reductions	$12	$46
Asset write-offs	8	13
Incremental depreciation	10	13
Other exit costs	1	4
Total	31	76
Marketing, research and general expenses:
Charges for workforce reductions	48	117
Other exit costs	45	91
Total	93	208
Other (income) and expense, net(a)	—	75
Total charges	124	359
Provision for income taxes	(18)	(102)
Net charges	$106	$257
(a)Other (Income) and expense, net includes losses recognized for the exit of certain businesses and markets as part of the transformation initiative.
See Note 9 for charges by segment.

The following summarizes the transformation initiative liabilities activity:

2024
Transformation initiative liabilities at January 1	$—
Charges for workforce reductions and other cash exit costs	244
Cash payments	(79)
Currency and other	3
Transformation initiative liabilities at September 30	$168
Transformation initiative liabilities of $168 are recorded in Accrued expenses and other current liabilities as of September 30, 2024. The charges related to the transformation initiatives are reflected within Operating Activities of our condensed consolidated statements of cash flows.
Note 3. Acquisitions and Divestitures
Acquisition
On February 24, 2022, we completed our acquisition of a majority and controlling share of Thinx Inc. (“Thinx”), an industry leader in the reusable period and incontinence underwear category, for total consideration of $181. We previously accounted for our ownership interest in Thinx as an equity method investment, but upon increasing our ownership to 58%, we began consolidating the operations of Thinx into our condensed consolidated financial statements at the end of the first quarter of 2022.
In the first quarter of 2023, we delivered a redemption notice to the third-party minority owner with respect to a portion of the remaining common securities of Thinx. The redemption closed in the second quarter of 2023, and we acquired additional ownership of Thinx for $48, increasing our controlling ownership to 70%. As part of the completion of a negotiated final redemption, we acquired the remaining 30% ownership of Thinx for $47 in the fourth quarter of 2023. As the purchase of additional ownership in an already controlled subsidiary represents an equity transaction, no gain or loss was recognized in consolidated net income or comprehensive income.
Divestitures
On July 1, 2024, we completed the sale transaction that was announced on April 7, 2024, of the personal protective equipment ("PPE") business included in our K-C Professional business segment for total consideration of $635, including the initial purchase price of $640 less working capital and other closing adjustments of $5. The transaction included Kimtech branded products, such as gloves, apparel and masks, and KleenGuard branded products, such as gloves, apparel, respirators and eyewear, which serve a variety of scientific and industrial industries globally. Upon closure of the transaction, a pre-tax gain of $566 ($453 after-tax) was recognized in Other (income) and expense, net. This gain is net of transaction costs of $14 that were determined to be directly attributable to the sale transaction.
On June 1, 2023, we completed the sale transaction, announced on October 24, 2022, of our Neve tissue brand and related consumer and K-C Professional tissue assets in Brazil for $212. Upon closure of the transaction, a gain of $74 pre-tax was recognized in Other (income) and expense, net. We incurred divestiture-related costs of $30 pre-tax, which were recorded in Cost of products sold and Marketing, research and general expenses, resulting in a net benefit of $44 pre-tax ($26 after-tax).
See Note 3, Acquisition and Divestiture, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for further information related to the Thinx acquisition and Brazil divestiture.

Note 4. Impairment of Intangible Assets
2024 Intangible Asset Impairment
During the third quarter of 2024, we revised internal financial projections for our Softex and Thinx businesses to reflect updated expectations of future financial performance in light of current performance and as part of our re-organization efforts discussed in Note 2. As part of these revisions, we performed impairment assessments for our indefinite-lived brand names and finite-lived intangible assets, primarily brand names and distributor relationships, all of which are included in the Personal Care business segment. As a result of these assessments, we recognized impairment charges of $97 pre-tax ($57 after-tax) to write-down these intangible assets to their respective fair values. The valuation methods used in the assessments included the relief from royalty and distributor relationships methods. These impairment charges were primarily caused by increased attrition in our distributor relationships valuation model and the continued challenges arising from modified consumer shopping behavior in the post-COVID-19 period coupled with revisions to our long-term strategy and outlook. These noncash charges were included in Impairment of intangible assets in our condensed consolidated statements of income and in Asset impairments within Operating Activities in our condensed consolidated statements of cash flows.
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
2023 Intangible Asset Impairment
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
These revisions were considered triggering events requiring interim impairment assessments to be performed relative to the intangible assets that had been recorded as part of these acquisitions. These intangible assets were recorded as part of the Personal Care business segment and included indefinite-lived and finite-lived brands and finite-lived distributor and customer relationships. As a result of the interim impairment assessments, we recognized impairment charges, principally arising from the impairment charge of $593 related to the Softex business, totaling $658 pre-tax ($483 after-tax) to write-down these intangible assets to their respective fair values aggregating to $188 as of June 30, 2023.
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
During the nine months ended September 30, 2024 and for the full year 2023, there were no significant transfers to or from level 3 fair value determinations.

Derivative assets and liabilities are measured on a recurring basis at fair value. As of September 30, 2024 and December 31, 2023, derivative assets were $73 and $70, respectively, and derivative liabilities were $197 and $259, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on the Secured Overnight Financing Rate ("SOFR") and interest rate swap curves and on commodity price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. Additional information on our classification and use of derivative instruments is contained in Note 8.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at their estimated redemption values, which approximate fair value. As of September 30, 2024 and December 31, 2023, the securities were valued at $26. The securities are not traded in active markets, and their measurement is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $72 and $67 as of September 30, 2024 and December 31, 2023, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in Other Assets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

		September 30, 2024		December 31, 2023
Assets
Cash and cash equivalents(a)	1	$1,111	$1,111	$1,093	$1,093
Time deposits(b)	1	197	197	169	169
Non-US government bonds(c)	2	20	20	—	—
Liabilities
Short-term debt(d)	2	4	4	2	2
Long-term debt(e)	2	7,447	7,152	7,982	7,569
(a)Cash equivalents are composed of certificates of deposit, time deposits and other interest-bearing investments with original maturity dates of 90 days or less. Cash equivalents are recorded at cost, which approximates fair value.
(b)Time deposits are composed of deposits with original maturities of more than 90 days but less than one year and instruments with original maturities of greater than one year, included in Other current assets or Other Assets in the condensed consolidated balance sheets, as appropriate. Time deposits are recorded at cost, which approximates fair value.
(c)Non-US government bonds are composed of foreign issued debt securities that are classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. These securities are recorded at amortized cost and are included in Other current assets or Other Assets in the condensed consolidated balance sheets, as appropriate.
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

Note 6. Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The dilutive effect of stock options and other stock-based awards is reflected in diluted EPS by application of the treasury stock method. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Millions of shares)	2024	2023	2024	2023
Basic	335.7	338.1	336.6	337.9
Dilutive effect of stock options and restricted share unit awards	1.5	0.8	1.3	0.9
Diluted	337.2	338.9	337.9	338.8
Options outstanding that were not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares were insignificant. The number of common shares outstanding as of September 30, 2024 and 2023 was 333.5 million and 338.0 million, respectively.
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
The change in net unrealized currency translation for the nine months ended September 30, 2024 was primarily due to the weakening of certain foreign currencies versus the U.S. dollar.
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation		Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2022	$(2,769)		$(789)		$52		$(163)
Other comprehensive income (loss) before reclassifications	(96)		(28)		—		(50)
(Income) loss reclassified from AOCI	2		45	(a)	—	(a)	126
Net current period other comprehensive income (loss)	(94)		17		—		76
Balance as of September 30, 2023	$(2,863)		$(772)		$52		$(87)

Balance as of December 31, 2023	$(2,678)		$(791)		$39		$(152)
Other comprehensive income (loss) before reclassifications	(90)		(10)		1		19
(Income) loss reclassified from AOCI	43	(b)	23	(a)	(2)	(a)	38
Net current period other comprehensive income (loss)	(47)		13		(1)		57
Balance as of September 30, 2024	$(2,725)		$(778)		$38		$(95)
(a)    Included in computation of net periodic benefit costs.
(b)    Included in Other (income) and expense, net as part of the charges related to the 2024 Transformation Initiative (see Note 2).

Note 8. Objectives and Strategies for Using Derivatives
As a multinational enterprise, we are exposed to financial risks, such as changes in foreign currency exchange rates, interest rates, and commodity prices. We employ a number of practices to manage these risks, including operating and financing activities and, where appropriate, the use of derivative instruments.
As of September 30, 2024 and December 31, 2023, derivative assets were $73 and $70, respectively, and derivative liabilities were $197 and $259, respectively, primarily comprised of foreign currency exchange and commodity price contracts. Derivative assets are recorded in Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.
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
Fair Value Hedges
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these interest rate derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of September 30, 2024, the aggregate notional values and carrying values of debt subject to outstanding interest rate contracts designated as fair value hedges were $525 and $493, respectively. For the nine months ended September 30, 2024 and 2023, gains or losses recognized in Interest expense for interest rate swaps were not significant.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings. As of September 30, 2024, outstanding commodity forward and price swap contracts were in place to hedge a portion of our estimated requirements of the related underlying commodities in the remainder of 2024 and future periods. As of September 30, 2024, the aggregate notional value of outstanding foreign exchange derivative contracts designated as cash flow hedges was $3.1 billion. For the nine months ended September 30, 2024, and 2023, no significant gains or losses were reclassified into Interest expense, Cost of products sold or Other (income) and expense, net as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring.

As of September 30, 2024, net losses expected to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income) and expense, net during the next twelve months are $48. The maximum maturity of cash flow hedges in place as of September 30, 2024 is August 2027.
Net Investment Hedges
For derivative instruments that are designated and qualify as net investment hedges, the aggregate notional value was $1.7 billion as of September 30, 2024. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness. We recognize the interest accruals on cross-currency swap contracts in earnings within Interest expense. We amortize the forward points on foreign exchange contracts into earnings within Interest expense over the life of the hedging relationship. Changes in fair value of net investment hedges are recorded in AOCI and offset the change in the value of the net investment being hedged. For the nine months ended September 30, 2024 and September 30, 2023, unrealized gains of $5 and $21, respectively, related to net investment hedge fair value changes were recorded in AOCI and no significant amounts were reclassified from AOCI to Interest expense.
For the nine months ended September 30, 2024, and 2023, no significant amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness.
Undesignated Hedging Instruments
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in Other (income) and expense, net. Gains of $54 and losses of $16 were recorded in the three months ended September 30, 2024 and 2023, respectively. Gains of $22 and losses of $22 were recorded in the nine months ended September 30, 2024 and 2023, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. As of September 30, 2024, the notional value of these undesignated derivative instruments was approximately $2.8 billion.
Note 9. Business Segment Information
We are organized into operating segments based on product groupings. These operating segments have been aggregated into three reportable global business segments: Personal Care, Consumer Tissue and K-C Professional. The reportable segments were determined in accordance with how our Chief Executive Officer, who is our chief operating decision maker, and our executive managers develop and execute global strategies to drive growth and profitability. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. Segment management is evaluated on several factors, including operating profit. Segment operating profit excludes unallocated general corporate expenses, Other (income) and expense, net and income and expense not associated with ongoing operations of the segments, including the costs of corporate decisions related to the 2024 Transformation Initiative described in Note 2.
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
•K-C Professional partners with businesses to create Exceptional Workplaces, helping to make them healthier, safer and more productive through a range of solutions and supporting products such as wipers, tissue, towels, soaps and sanitizers. Our brands, including Kleenex, Scott and WypAll are well known for quality and trusted to help people around the world work better.

Information concerning consolidated operations by business segment is presented in the following tables:

	Three Months Ended September 30			Nine Months Ended September 30
	2024	2023	Change	2024	2023	Change
NET SALES
Personal Care	$2,635	$2,700	-2%	$8,040	$8,089	-1%
Consumer Tissue	1,539	1,567	-2%	4,624	4,750	-3%
K-C Professional	767	854	-10%	2,431	2,588	-6%
Corporate & Other	11	11	N.M.	35	34	N.M.
TOTAL NET SALES	$4,952	$5,132	-4%	$15,130	$15,461	-2%

OPERATING PROFIT
Personal Care	$482	$502	-4%	$1,567	$1,461	+7%
Consumer Tissue	265	267	-1%	800	707	+13%
K-C Professional	161	168	-4%	535	514	+4%
Corporate & Other(a)	(318)	(128)	N.M.	(696)	(1,013)	N.M.
Other (income) and expense, net(a)	(564)	35	N.M.	(456)	(5)	N.M.
TOTAL OPERATING PROFIT	$1,154	$774	+49%	$2,662	$1,674	+59%
(a)    Corporate & Other and Other (income) and expense, net include income and expense not associated with the ongoing operations of the segments, including in 2024 the charges related to the 2024 Transformation Initiative, the impairment of intangible assets and the gain on sale of our PPE business. The 2024 Transformation Initiative charges related to the Personal Care, Consumer Tissue and K-C Professional business segments were $59, $37 and $21, respectively for the three months ended September 30, 2024 and $131, $65 and $46, respectively for the nine months ended September 30, 2024. In 2023, it includes the net benefit related to the sale of our Brazil tissue and K-C Professional business and the impairment of intangible assets.
N.M. - Not Meaningful
Sales of Principal Products:

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Baby and child care products	$1,723	$1,780	$5,308	$5,323
Consumer tissue products	1,539	1,567	4,624	4,750
Away-from-home professional products	767	854	2,431	2,588
All other	923	931	2,767	2,800
Consolidated	$4,952	$5,132	$15,130	$15,461
Note 10. Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	September 30, 2024			December 31, 2023
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$125	$289	$414	$121	$292	$413
Work in process	115	84	199	116	95	211
Finished goods	545	657	1,202	520	692	1,212
Supplies and other	—	317	317	—	311	311
	785	1,347	2,132	757	1,390	2,147
Excess of FIFO or weighted-average cost over LIFO cost	(195)	—	(195)	(192)	—	(192)
Total	$590	$1,347	$1,937	$565	$1,390	$1,955
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.

The following schedule presents a summary of property, plant and equipment, net:

	September 30, 2024	December 31, 2023
Land	$166	$149
Buildings	3,069	3,067
Machinery and equipment	15,285	15,132
Construction in progress	799	803
	19,319	19,151
Less accumulated depreciation	(11,616)	(11,238)
Total	$7,703	$7,913
Supplier Finance Program
We have a supplier finance program managed through two global financial institutions under which we agree to pay the financial institutions the stated amount of confirmed invoices from our participating suppliers on the invoice due date. We, or the global financial institutions, may terminate our agreements at any time upon 30 days written notice. The global financial institutions may terminate our agreements at any time upon three days written notice in the event there are insufficient funds available for disbursement. We do not provide any forms of guarantees under these agreements. Supplier participation in the program is solely up to the supplier, and the participating suppliers negotiate their arrangements directly with the global financial institutions. We have no economic interest in a supplier’s decision to participate in the program, and their participation has no bearing on our payment terms or amounts due. The payment terms that we have with our suppliers under this program generally range from 75 to 180 days and are considered commercially reasonable. The outstanding amount related to the suppliers participating in this program was $1.0 billion as of September 30, 2024 and December 31, 2023, and was recorded within Trade accounts payable.
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This management's discussion and analysis ("MD&A") of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and prospects. Dollar amounts are reported in millions, except per share amounts, unless otherwise noted. The following will be discussed and analyzed:
•Overview of Third Quarter 2024 Results
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

The 2024 Transformation Initiative is intended to improve our focus on growth and reduce our structural cost base by reorganizing into three new business segments, making the corporate and regional overhead cost structures more efficient and optimizing our global supply chain. The transformation is expected to impact our organization in all major geographies, and workforce reductions are expected to be in the range of 4% to 5%. Certain actions under the transformation initiative are being finalized for implementation, and accounting for such actions will commence when the actions are authorized for execution. We expect to complete the transition to the new organizational structure by the end of 2024, and the transformation initiative is expected to be completed by the end of 2026. Total pre-tax savings are expected to be $3.0 billion in gross productivity; inclusive of input cost and manufacturing cost savings, and $200 in selling, general and administrative expenses. Total costs are anticipated to be approximately $1.5 billion pre-tax. Cash costs are expected to be approximately half of that amount, primarily related to workforce reductions. Expected non-cash charges are primarily related to incremental depreciation and asset write-offs, including losses associated with the expected exit of certain markets. For the three months ended September 30, 2024, total transformation initiative charges were $124 pre-tax ($106 after-tax). For the nine months ended September 30, 2024, total transformation initiative charges were $359 pre-tax ($257 after-tax).
On July 1, 2024, we completed the sale transaction that was announced on April 7, 2024, of the personal protective equipment ("PPE") business included in our K-C Professional business segment for total consideration of $635, including the initial purchase price of $640 less working capital and other closing adjustments of $5. The transaction included Kimtech branded products, such as gloves, apparel and masks, and KleenGuard branded products, such as gloves, apparel, respirators and eyewear, which serve a variety of scientific and industrial industries globally. Upon closure of the transaction, a pre-tax gain of $566 ($453 after-tax) was recognized in Other (income) and expense, net. This gain is net of transaction costs of $14 that were determined to be directly attributable to the sale transaction.
In February 24, 2022, we completed our acquisition of a majority and controlling share of Thinx Inc. (“Thinx”), an industry leader in the reusable period and incontinence underwear category, for total consideration of $181. In the first quarter of 2023, we delivered a redemption notice to the third-party minority owner with respect to a portion of the remaining common securities of Thinx. The redemption closed in the second quarter of 2023, and we acquired additional ownership of Thinx for $48, increasing our ownership to 70%. As part of the completion of a negotiated final redemption, we acquired the remaining 30% ownership of Thinx for $47 in the fourth quarter of 2023. As the purchase of additional ownership in an already controlled subsidiary represents an equity transaction, no gain or loss was recognized in consolidated net income or comprehensive income.
On June 1, 2023, we completed the sale transaction, announced on October 24, 2022, of our Neve tissue brand and related consumer and K-C Professional tissue assets in Brazil for $212. Upon closure of the transaction, a gain of $74 pre-tax was recognized in Other (income) and expense, net. We incurred divestiture-related costs of $30 pre-tax during the three months ended June 30, 2023, which were recorded in Cost of products sold and Marketing, research and general expenses, resulting in a net benefit of $44 pre-tax ($26 after-tax).
Consistent with the humanitarian nature of our products, we manufacture and sell only essential items in Russia, such as baby diapers and feminine pads, which are critical to the health and hygiene of women, girls and babies. Beginning in March 2022, we significantly adjusted our business in Russia, substantially curtailing media, advertising and promotional activity and suspending capital investments, other than certain maintenance investments, in our sole manufacturing facility in Russia. Our Russia business has represented approximately 1% to 2% of our net global sales, operating profit and total assets. Our ability to continue our operations in Russia may change as the situation evolves. We have experienced high input costs, supply chain complexities, reduced consumer demand, restricted access to raw materials and production assets, and restricted access to financial institutions, as well as supply chain, professional services, monetary, currency, trade and payment/investment sanctions and related controls. As the business, geopolitical and regulatory environment concerning Russia evolves, we may not be able to sustain the limited manufacture and sale of our products, and our assets may be partially or fully impaired.
This section presents a discussion and analysis of our net sales, operating profit and other information relevant to an understanding of the results of operations for the three and nine months ended September 30, 2024. In addition, we provide commentary regarding organic sales growth, which describes the impact of changes in volume, product mix and net selling prices excluding prior year's impact of divestitures and business exits on net sales. Changes in foreign currency exchange rates and divestitures and business exits also impact the year-over-year change in net sales. Revenue growth management is used to describe our capability that helps optimize our consumer value proposition and thereby maximize our brands' revenue potential with consumer-centric insights. It focuses on strategic pricing decisions, price pack architecture, managing our product mix, trade promotion activity and trading terms. Our analysis compares the three and nine months ended September 30, 2024 results to the same periods in 2023.
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
These non-GAAP financial measures exclude the following items for the relevant time periods as indicated in the reconciliations included later in this MD&A:
•2024 Transformation Initiative - In 2024, we initiated this transformation initiative to improve our focus on growth and reduce our structural cost base by reorganizing into three new business segments, making the corporate and regional overhead cost structures more efficient and optimizing our global supply chain. Results in 2024 include charges related to this program. See Item 1, Note 2 to the unaudited interim condensed consolidated financial statements for details.
•Sale of PPE business - In 2024, we recognized a gain related to the sale of our PPE business discussed above. See Item 1, Note 3 to the unaudited interim condensed consolidated financial statements for details.
•Impairment of intangible assets - In the third quarter of 2024 and the second quarter of 2023, we recognized charges related to the impairment of certain intangible assets related to Softex and Thinx. See Item 1, Note 4 to the unaudited interim condensed consolidated financial statements for details.
•Sale of Brazil tissue and K-C Professional business - In the second quarter of 2023, we recognized a net benefit related to the sale of our Brazil tissue and K-C Professional business. See Item 1, Note 3 to the unaudited interim condensed consolidated financial statements for details.
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
Overview of Third Quarter 2024 Results
•Net sales of $5.0 billion decreased 4% compared to the prior year, while organic sales grew 1%.
•Operating profit was $1.2 billion compared to $774 in the prior year. Net Income Attributable to Kimberly-Clark Corporation was $907 compared to $587 in the prior year, and diluted earnings per share were $2.69 compared to $1.73 in the prior year. Results in the current and prior year were impacted by the activities discussed in the non-GAAP section above.

Results of Operations and Related Information
This section presents a discussion and analysis of our net sales, operating profit and other information relevant to an understanding of the results of operations for the three and nine months ended September 30, 2024.
Consolidated

Selected Financial Results	Three Months Ended September 30			Nine Months Ended September 30
	2024	2023	Percent Change	2024	2023	Percent Change
Net Sales:
North America	$2,779	$2,848	-2%	$8,417	$8,360	+1%
Outside North America	2,232	2,342	-5%	6,902	7,288	-5%
Intergeographic sales	(59)	(58)	+2%	(189)	(187)	+1%
Total Net Sales	4,952	5,132	-4%	15,130	15,461	-2%
Operating Profit:
North America	620	684	-9%	1,949	1,873	+4%
Outside North America	288	253	+14%	953	809	+18%
Corporate & Other(a)	(318)	(128)	N.M.	(696)	(1,013)	N.M.
Other (income) and expense, net(a)	(564)	35	N.M.	(456)	(5)	N.M.
Total Operating Profit	1,154	774	+49%	2,662	1,674	+59%
Provision for income taxes	(223)	(157)	+42%	(494)	(298)	+66%
Share of net income of equity companies	48	50	-4%	172	143	+20%
Net Income Attributable to Kimberly-Clark Corporation	907	587	+55%	2,098	1,255	+67%
Diluted Earnings per Share	2.69	1.73	+55%	6.21	3.70	+68%
(a)    Corporate & Other and Other (income) and expense, net include income and expense not associated with the ongoing operations of the business segments, including adjustments as indicated in the Non-GAAP Reconciliations.
N.M. - Not Meaningful
GAAP to Non-GAAP Reconciliations of Selected Financial Results

	Three Months Ended September 30, 2024
	As Reported	2024 Transformation Initiative	Sale of PPE Business	Impairment of Intangible Assets	As Adjusted Non-GAAP
Cost of products sold	$3,168	$31	$—	$—	$3,137
Gross Profit	1,784	(31)	—	—	1,815
Marketing, research and general expenses	1,097	93	1	—	1,003
Impairment of intangible assets	97	—	—	97	—
Other (income) and expense, net	(564)	—	(566)	—	2
Operating Profit	1,154	(124)	565	(97)	810
Provision for income taxes	(223)	18	(112)	40	(169)
Effective tax rate	20.5%	—	—	—	22.7%
Net Income Attributable to Kimberly-Clark Corporation	907	(106)	453	(57)	617
Diluted Earnings per Share(a)	2.69	(0.31)	1.34	(0.17)	1.83

	Three Months Ended September 30, 2023
	As Reported	Pension Settlements	As Adjusted Non-GAAP
Nonoperating expense	$(20)	$(4)	$(16)
Provision for income taxes	(157)	1	(158)
Effective tax rate	22.5%	—	22.5%
Net Income Attributable to Kimberly-Clark Corporation	587	(3)	590
Diluted Earnings per Share(a)	1.73	(0.01)	1.74

	Nine Months Ended September 30, 2024
	As Reported	2024 Transformation Initiative	Sale of PPE Business	Impairment of Intangible Assets	As Adjusted Non-GAAP
Cost of products sold	$9,625	$76	$—	$—	$9,549
Gross Profit	5,505	(76)	—	—	5,581
Marketing, research and general expenses	3,202	208	1	—	2,993
Impairment of intangible assets	97	—	—	97	—
Other (income) and expense, net	(456)	75	(566)	—	35
Operating Profit	2,662	(359)	565	(97)	2,553
Provision for income taxes	(494)	102	(112)	40	(524)
Effective tax rate	20.2%	—	—	—	22.4%
Net Income Attributable to Kimberly-Clark Corporation	2,098	(257)	453	(57)	1,959
Diluted Earnings per Share(a)	6.21	(0.76)	1.34	(0.17)	5.80

	Nine Months Ended September 30, 2023
	As Reported	Sale of Brazil Tissue and K-C Professional Business	Impairment of Intangible Assets	Pension Settlements	As Adjusted Non-GAAP
Cost of products sold	$10,166	$15	$—	$—	$10,151
Gross Profit	5,295	(15)	—	—	5,310
Marketing, research and general expenses	2,968	15	—	—	2,953
Impairment of intangible assets	658	—	658	—	—
Other (income) and expense, net	(5)	(74)	—	—	69
Operating Profit	1,674	44	(658)	—	2,288
Nonoperating expense	(78)	—	—	(31)	(47)
Provision for income taxes	(298)	(18)	175	8	(463)
Effective tax rate	21.2%	—	—	—	22.6%
Net (income) loss attributable to noncontrolling interests	3	—	20	—	(17)
Net Income Attributable to Kimberly-Clark Corporation	1,255	26	(463)	(23)	1,715
Diluted Earnings per Share(a)	3.70	0.08	(1.36)	(0.07)	5.06
(a)    "As Adjusted Non-GAAP" may not equal "As Reported" plus "Adjustments" as a result of rounding.

Analysis of Consolidated Results

Percent Change in Net Sales Three Months Ended	Volume	Mix/Other	Net Price	Divestitures and Business Exits(e)	Currency Translation	Total(a)	Organic(b)
Consolidated	—	—	1	(1)	(3)	(4)	1
North America	(1)	—	—	(2)	—	(3)	(1)
D&E Markets	—	—	8	(1)	(12)	(4)	8
Developed Markets	2	1	(5)	(1)	(1)	(4)	(2)

Percent Change in Net Sales Nine Months Ended	Volume	Mix/Other	Net Price	Divestitures and Business Exits(e)	Currency Translation	Total(a)	Organic(b)
Consolidated	1	1	2	(1)	(4)	(2)	4
North America	—	1	—	(1)	—	—	1
D&E Markets	1	—	10	(3)	(15)	(6)	12
Developed Markets	2	—	(4)	—	(1)	(3)	(2)

Percent Change in Adjusted Operating Profit	Volume	Net Price	Input Costs	Other Manufacturing Costs(c)	Currency Translation	Other(d)	Total
Three months ended	(2)	7	(8)	7	(4)	5	5
Nine months ended	—	16	(4)	10	(8)	(2)	12
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
(e)    Impact of the sale of the Brazil tissue and K-C Professional business, sale of the PPE business and other exited businesses and markets in conjunction with the 2024 Transformation Initiative.
Consolidated net sales for the three months ended September 30, 2024 of $5.0 billion decreased 4% primarily due to unfavorable currency translation and the impacts from divestitures and business exits. Organic sales increased 1% due to higher net selling prices in hyperinflationary economies, mainly Argentina.
In North America, net sales decreased 3% primarily due to the divestiture of our PPE business and lower organic sales driven by reduced volume. Outside North America, net sales decreased 4% in D&E markets as unfavorable currency impacts were partially offset by higher organic sales, while net sales decreased 4% in Developed Markets due to lower organic sales, unfavorable currency translation, and the impact of divestitures and business exits. Organic sales increased 8% in D&E markets due to higher net selling prices in hyperinflationary economies, while Developed Markets decreased 2% primarily due to temporary energy surcharge-related price increases in the prior year, partially offset by volume and mix gains.
Consolidated net sales for the nine months ended September 30, 2024 of $15.1 billion decreased 2% compared to the prior year. Organic sales increased 4%, as changes in net selling prices, product mix, and volume increased sales by 2%, 1%, and 1%, respectively. The increase in net selling prices was driven by hyperinflationary economies, mainly Argentina. Changes in foreign currency exchange rates decreased sales by approximately 4%, while divestitures and business exits decreased sales by 1%. In North America, net sales were flat as higher organic sales were offset by the divestiture of our PPE business. Changes in net and organic sales for D&E Markets and Developed Markets were relatively consistent with those discussed for the quarter-to-date period above.
Operating profit for the three and nine months ended September 30, 2024 was $1.2 billion and $2.7 billion, respectively, compared to $774 and $1.7 billion for the prior year. Results in 2024 include charges related to the 2024 Transformation Initiative, the gain recognized for the sale of the PPE business, and charges related to the impairment of intangible assets, compared to 2023 results which include the net benefit related to the sale of the Brazil tissue and K-C Professional business and charges related to the impairment of intangible assets. Excluding these items, adjusted operating profit for the three and nine months ended September 30, 2024 was $810 and $2.6 billion, respectively, representing a 5% and 12% increase compared to the prior year. Results benefited from gross supply chain productivity savings of approximately $130 and $385, respectively, partially offset by supply chain related investments, input cost inflation, primarily in D&E markets, unfavorable currency effects and the impact of divestitures.
Interest expense for the three and nine months ended September 30, 2024 was $67 and $206, respectively, compared to $74 and $223 for the prior year.
The effective tax rate for the three and nine months ended September 30, 2024 was 20.5% and 20.2%, respectively, compared to 22.5% and 21.2% for the prior year. The adjusted effective tax rate for the three and nine months ended September 30, 2024 was 22.7% and 22.4%, respectively, compared to 22.5% and 22.6% for the prior year.
Our share of net income of equity companies for the three and nine months ended September 30, 2024 was $48 and $172, respectively, compared to $50 and $143 for the prior year. The changes for the nine months ended were driven by Kimberly-Clark de Mexico, S.A.B. de C.V. results which benefited from volume, mix and pricing growth, productivity savings, and favorable foreign currency effects, partially offset by higher general and administrative expenses.
Diluted earnings per share for the three and nine months ended September 30, 2024 were $2.69 and $6.21, respectively, compared to $1.73 and $3.70 for the prior year. Adjusted diluted earnings per share for the three and nine months ended September 30, 2024 were $1.83 and $5.80, respectively, representing a 5% and 15% increase compared to the prior year.

Results by Business Segments
Personal Care

	Three Months Ended September 30		Nine Months Ended September 30			Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023		2024	2023	2024	2023
Net Sales	$2,635	$2,700	$8,040	$8,089	Operating Profit	$482	$502	$1,567	$1,461

Percent Change in Net Sales Three Months Ended	Volume	Mix/Other	Net Price	Divestitures and Business Exits	Currency Translation	Total(a)	Organic(b)
Total Personal Care	—	1	3	—	(6)	(2)	3
North America	—	1	(1)	—	—	(1)	—
D&E Markets	—	—	11	—	(15)	(4)	11
Developed Markets	—	1	(4)	—	(1)	(4)	(3)

Percent Change in Net Sales Nine Months Ended	Volume	Mix/Other	Net Price	Divestitures and Business Exits	Currency Translation	Total(a)	Organic(b)
Total Personal Care	1	1	5	—	(8)	(1)	7
North America	2	1	—	—	—	2	2
D&E Markets	2	1	14	—	(20)	(3)	17
Developed Markets	(1)	—	(2)	—	(2)	(5)	(3)

Percent Change in Operating Profit	Volume	Net Price	Input Costs	Other Manufacturing Costs(c)	Currency Translation	Other(d)	Total
Three months ended	1	16	(13)	3	(6)	(5)	(4)
Nine months ended	3	27	(11)	4	(11)	(5)	7
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
Net sales for the three months ended September 30, 2024 of $2.6 billion decreased 2% as unfavorable currency impacts of 6% were partially offset by a 3% increase in organic sales. The increase in organic sales was driven by changes in net selling prices and product mix gains of 3% and 1%, respectively. The increase in net selling prices was driven by hyperinflationary economies, mainly Argentina. Net sales for the nine months ended September 30, 2024 of $8.0 billion decreased 1% as unfavorable currency impacts were largely offset by growth in organic sales. Organic sales growth benefited from higher net selling prices in hyperinflationary economies coupled with increased volume within North America and D&E markets.
Operating profit for the three months ended September 30, 2024 of $482 decreased 4% compared to the prior year as pricing net of inflation and gross supply chain productivity savings were more than offset by unfavorable currency effects and higher advertising investments. Both pricing and the impacts of currency were primarily driven by hyperinflationary economies. Operating profit for the nine months ended September 30, 2024 of $1.6 billion increased 7% compared to the prior year. Results benefited primarily from favorable volume and mix, pricing net of inflation and gross supply chain productivity savings, partially offset by unfavorable currency effects and higher marketing, research and general expenses.

Consumer Tissue

	Three Months Ended September 30		Nine Months Ended September 30			Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023		2024	2023	2024	2023
Net Sales	$1,539	$1,567	$4,624	$4,750	Operating Profit	$265	$267	$800	$707

Percent Change in Net Sales Three Months Ended	Volume	Mix/Other	Net Price	Divestitures and Business Exits(e)	Currency Translation	Total(a)	Organic(b)
Total Consumer Tissue	—	—	(1)	—	—	(2)	(1)
North America	(2)	—	1	—	—	(1)	(1)
D&E Markets	4	—	(4)	(1)	(1)	(3)	(1)
Developed Markets	3	—	(5)	—	(1)	(3)	(2)

Percent Change in Net Sales Nine Months Ended	Volume	Mix/Other	Net Price	Divestitures and Business Exits(e)	Currency Translation	Total(a)	Organic(b)
Total Consumer Tissue	—	—	(1)	(2)	—	(3)	(1)
North America	(1)	—	2	—	—	1	1
D&E Markets	(2)	—	(3)	(9)	(1)	(15)	(6)
Developed Markets	3	—	(5)	—	—	(2)	(2)

Percent Change in Operating Profit	Volume	Net Price	Input Costs	Other Manufacturing Costs(c)	Currency Translation	Other(d)	Total
Three months ended	(2)	(8)	5	5	(1)	—	(1)
Nine months ended	(4)	(5)	12	12	(1)	(1)	13
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
(e)    Impact of the sale of the Brazil tissue and K-C Professional business and other exited businesses and markets in conjunction with the 2024 Transformation Initiative.
Net sales for the three months ended September 30, 2024 of $1.5 billion decreased 2% primarily due to a 1% decline in organic sales. Organic sales were negatively impacted by retailer inventory volume adjustments in North America and lower pricing in Developed Markets due to temporary energy surcharge-related price increases in the prior year. Net sales for the nine months ended September 30, 2024 of $4.6 billion decreased 3% due to impacts from divestitures and business exits, coupled with a decline in organic sales from lower pricing in Developed Markets.
Operating profit for the three months ended September 30, 2024 of $265 decreased 1% compared to the prior year as productivity savings were offset by unfavorable pricing net of inflation and higher manufacturing costs. Operating profit for the nine months ended September 30, 2024 of $800 increased 13% compared to the prior year. Results benefited from productivity savings and more balanced pricing relative to input costs.

K-C Professional

	Three Months Ended September 30		Nine Months Ended September 30			Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023		2024	2023	2024	2023
Net Sales	$767	$854	$2,431	$2,588	Operating Profit	$161	$168	$535	$514

Percent Change in Net Sales Three Months Ended	Volume	Mix/Other	Net Price	Divestitures and Business Exits(e)	Currency Translation	Total(a)	Organic(b)
Total K-C Professional	(1)	—	(1)	(7)	(2)	(10)	(1)
North America	(2)	—	(1)	(9)	—	(11)	(3)
D&E Markets	(6)	1	9	(4)	(9)	(9)	4
Developed Markets	7	—	(8)	(6)	(1)	(7)	(1)

Percent Change in Net Sales Nine Months Ended	Volume	Mix/Other	Net Price	Divestitures and Business Exits(e)	Currency Translation	Total(a)	Organic(b)
Total K-C Professional	(1)	1	—	(4)	(2)	(6)	—
North America	(3)	—	—	(3)	—	(5)	(3)
D&E Markets	—	1	11	(11)	(11)	(10)	13
Developed Markets	4	1	(7)	(2)	(1)	(5)	(2)

Percent Change in Operating Profit	Volume	Net Price	Input Costs	Other Manufacturing Cost(c)	Currency Translation	Other(d)	Total
Three months ended	(10)	(3)	(5)	15	(1)	—	(4)
Nine months ended	(5)	1	(2)	14	(1)	(3)	4
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
(e)    Impact of the sale of the Brazil tissue and K-C Professional business, sale of the PPE business and other exited businesses and markets in conjunction with the 2024 Transformation Initiative.
Net sales for the three months ended September 30, 2024 of $767 decreased 10% primarily due to divestitures and business exits and unfavorable currency impacts. Organic sales declined 1% primarily from the impacts of lower pricing in Developed Markets due to temporary energy surcharge-related price increases in the prior year and decreased volume in North America due to softer demand in retail and industrial channels. Net sales for the nine months ended September 30, 2024 of $2.4 billion decreased 6% primarily due to divestitures and business exits and unfavorable currency impacts. Organic sales were flat to the prior year as favorable mix gains were offset by lower volume in North America.
Operating profit for the three months ended September 30, 2024 of $161 decreased 4% compared to the prior year primarily due to the divestiture of the PPE business and unfavorable pricing net of cost inflation, partially offset by productivity gains. Operating profit for the nine months ended September 30, 2024 of $535 increased 4% compared to the prior year. Results primarily benefited from productivity savings, partially offset by the divestiture of the PPE business.

Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $2.4 billion during the nine months ended September 30, 2024 compared to $2.3 billion in the prior year. The increase was driven by the higher operating profit, excluding the effect of non-cash charges, and favorable changes in operating working capital, partially offset by cash payments related to our 2024 Transformation Initiative.
Investing
Cash provided by investing was $94 during the nine months ended September 30, 2024 compared to cash used in the prior year of $266, as capital spending was more than offset by proceeds from asset and business dispositions. During the nine months ended September 30, 2024, our capital spending was $512 compared to $549 in the prior year. We anticipate that full year capital spending will be approximately $800, including incremental spending from the 2024 Transformation Initiative. Proceeds from asset and business dispositions of $649 in the first nine months of 2024 primarily reflected the sale of our PPE business. Proceeds from asset and business dispositions of $219 in the first nine months of 2023 primarily reflected the sale of our Brazil tissue and K-C Professional business.
Financing
Cash used for financing was $2.5 billion during the nine months ended September 30, 2024 compared to $1.6 billion in the prior year. This increase was primarily due to increased share repurchases coupled with debt repayments during the current year. During the nine months ended September 30, 2024, we repurchased 5.4 million shares of our common stock pursuant to our publicly announced share repurchase programs at a total cost of $752 through a broker in the open market.
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $4 as of September 30, 2024 (included in Debt payable within one year on the condensed consolidated balance sheet). The average month-end balance of short-term debt for the nine months ended September 30, 2024 was $5. These short-term borrowings provide supplemental funding to support our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
As of September 30, 2024 and December 31, 2023, total debt was $7.5 billion and $8.0 billion, respectively.
We maintain a $2.0 billion revolving credit facility which expires in June 2028 and a $750 revolving credit facility which expires in May 2025. These facilities, currently unused, support our commercial paper program and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
We have evaluated the effects of the Global anti-Base Erosion rules set forth by the Organization for Economic Co-Operation and Development, referred to as “Pillar 2,” which establishes a global minimum corporate tax rate of 15%. We have (1) determined that Pillar 2 legislation has been enacted in one or more of the jurisdictions in which the Company operates and the Company is within the scope of such legislation, (2) assessed such enacted legislation and, as applicable, the Transitional Safe Harbor provisions for Pillar 2 that apply, and (3) determined the impact will be immaterial to our financial results. We intend to file a Qualified Country-by-Country Report for the current year for each jurisdiction in which we intend to rely on the Transitional Country-by-Country Reporting Safe Harbor provisions.
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
Item 4.    Controls and Procedures
As of September 30, 2024, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2024. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the three months ended September 30, 2024 were made through a broker in the open market.
The following table contains information for shares repurchased during the three months ended September 30, 2024. None of the shares in this table were repurchased directly from any of our officers or directors.

Period (2024)	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(a)
July 1 to July 31	723,792	$139.77	2,848,239	37,151,761
August 1 to August 31	1,864,673	141.56	4,712,912	35,287,088
September 1 to September 30	1,591,765	143.75	6,304,677	33,695,323
Total	4,180,230
(a)Share repurchases were made pursuant to a share repurchase program authorized by our Board of Directors on January 22, 2021 (the "2021 Program"). The 2021 Program allows for the repurchase of 40 million shares in an amount not to exceed $5 billion.

Item 5.    Other Information
(c)Our directors and officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Securities Exchange Act of 1934, as amended. During the three months ended ended September 30, 2024, no such plans or other arrangements were adopted or terminated.

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
October 22, 2024