Form 10-K
period 2024-12-31
KIMBERLY CLARK CORP
filed 2025-02-13
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2024 (based on closing stock price on the New York Stock Exchange as of such date) was approximately $46.6 billion.
As of January 31, 2025, there were 331,684,601 shares of Kimberly-Clark common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive Proxy Statement for Kimberly-Clark's 2025 Annual Meeting of Stockholders to be held on May 1, 2025 is incorporated by reference into Part III.

KIMBERLY-CLARK CORPORATION

KIMBERLY-CLARK CORPORATION - 2024 Annual Report

PART I

ITEM 1.    BUSINESS
Description of Kimberly-Clark
Kimberly-Clark Corporation was founded in 1872 and incorporated in Delaware in 1928. We are a global company focused on delivering products and solutions that provide better care for a better world through product innovation and building our brands. We are principally engaged in the manufacturing and marketing of a wide range of products made from natural or synthetic fibers and materials using advanced technologies in fibers, nonwovens and absorbency. Fueled by ingenuity, creativity, and an understanding of people's most essential needs, we create products that help individuals experience more of what's important to them. Our portfolio of brands, including Huggies, Kleenex, Scott, Kotex, Cottonelle, Poise, Depend, Andrex, Pull-Ups, GoodNites, Intimus, Plenitud, Sweety, Softex, Viva and WypAll, encompass five global daily-need product categories: Baby & Child Care, Adult Care, Feminine Care, Family Care, and Professional. We strive to use sustainable practices that support a healthy planet, build strong communities, and ensure our business will thrive for decades to come. Unless the context indicates otherwise, the terms "Corporation," "Kimberly-Clark," "K-C," "we," "our" and "us" refer to Kimberly-Clark Corporation and its consolidated subsidiaries.
Amounts within this Annual Report on Form 10-K are reported in millions, except per share amounts, unless otherwise noted.
Business Strategy and Segment Reporting
During fiscal 2024, we announced our 2024 Transformation Initiative in order to create a more agile and focused operating structure that will accelerate our proprietary pipeline of innovation in right-to-win spaces and improve our growth trajectory, profitability, and returns on investment. This new operating structure leverages three synergistic forces:
•Accelerating pioneering innovation to capture significant growth available in our product categories by investing in science and technology to satisfy unmet and evolving consumer needs;
•Optimizing our margin structure to deliver superior consumer propositions and implement initiatives and deploy technology and data analytics designed to create a fast, adaptable, integrated supply chain with greater visibility that can deliver continuous improvement; and
•Wiring our organization for growth to drive agility, speed, and focused execution that extends our competitive advantages further into the future.
As part of this transformation, we realigned our internal operating and management structure to streamline our global supply chain and improve the efficiency of our corporate and regional overhead cost structures. As a result of this realignment, we manage and report our operations through three reportable segments defined by geographic regions and product groupings: North America ("NA"), International Personal Care ("IPC") and International Family Care and Professional ("IFP"). Further, our measure of segment profitability was changed to include the effects of changes in exchange rates on monetary assets and liabilities for subsidiaries where we have adopted highly inflationary accounting. Segment results for the historical periods presented in these consolidated financial statements have been recast to reflect these changes. These changes had no impact on our previously reported consolidated net sales, operating profit, net income attributable to Kimberly-Clark or earnings per share.
These segments are described in greater detail in Item 8, Note 15 to the consolidated financial statements.
Distribution and Customers
Products for household use are sold directly to supermarkets, mass merchandisers, drugstores, warehouse clubs, variety and department stores and other retail outlets, as well as through other distributors and e-commerce. Products for professional use are sold through distributors, directly to manufacturing, lodging, office building, food service, and high-volume public facilities, and through e-commerce.
Our largest customer, Walmart Inc., represented approximately 14% in 2024 and 13% in 2023 and 2022 of our consolidated net sales. Net sales to Walmart Inc. were primarily in the NA segment.

1	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

Acquisitions and Divestitures
During the periods included within this Annual Report on Form 10-K, we completed the following acquisition and divestiture activity:
•2024 - The sale of our personal protective equipment business which included Kimtech branded products such as gloves, apparel and masks, and KleenGuard branded products such as gloves, apparel, respirators and eyewear. This business and brands serve a variety of scientific and industrial industries globally.
•2023 - The acquisition of the remaining shares of Thinx Inc. (“Thinx”), an industry leader in the reusable period and incontinence underwear category.
•2023 - The sale of our Neve tissue brand and related consumer and professional tissue assets in Brazil.
These transactions are discussed in greater detail in Item 8, Note 3 to the consolidated financial statements.
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
Polypropylene and other synthetics and chemicals are the primary raw materials for manufacturing nonwoven fabrics, which are used in disposable diapers, training and youth pants, wet wipes, feminine pads, incontinence care products, and professional wipers and apparel. Superabsorbent materials are important components of disposable diapers, training and youth pants and incontinence care products.
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

2	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

We strive to make lives better while also working to help safeguard the earth’s natural ecosystems. We implement this effort by considering our sustainability goals during our business and capital planning processes, coordinating the priorities of our supply chain, brand and innovation teams, and establishing meaningful performance indicators. Our environmental priorities include reducing our use of new fossil fuel-based plastic, while enabling circular systems to recover the materials in our products and packaging; reducing our products’ use of natural forest fiber, while supporting forest biodiversity and forest dependent communities; reducing greenhouse gas emissions along our value chain, with goals approved by the Science Based Targets initiative ("SBTi"); and building resilience to water risk at our facilities and in our communities in water-stressed regions around the world. We have aligned our goals with the United Nations' Sustainable Development Goals framework. Progress on our strategy is outlined in our Global Sustainability reports.
For 2025 and 2026, we expect total capital expenditures for voluntary environmental controls or controls necessary to comply with legal requirements relating to the protection of the environment at our facilities to average approximately $60 on an annual basis. Total operating expenses for environmental compliance, including pollution control equipment operation and maintenance costs, governmental fees, and research and engineering costs, are expected to be approximately $115 in 2025 and $140 in 2026.
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

3	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

Human Capital Management
We had approximately 38,000 employees as of December 31, 2024 in our consolidated operations. Approximately 35% of our employees were located in North America and the remainder were in approximately 60 countries outside of North America. Overall, approximately 55% of our workforce was directly involved in manufacturing and distribution operations.
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

4	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

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
Cellulose fiber, in the form of kraft pulp or recycled fiber from recovered waste paper, is used extensively in our tissue products and is subject to significant price fluctuations. Cellulose fiber, in the form of fluff pulp, is a key component in our disposable diapers, training and youth pants, feminine and incontinence care products, and other related products. In past years, pulp prices have experienced significant volatility. Increases in pulp prices or limits in the availability of recycled fiber could adversely affect our earnings if selling prices for our finished products are not adjusted or if these adjustments significantly trail the increases in pulp prices. We utilize a variety of pricing structures and revenue growth management strategies to manage these risks.
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

5	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

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
Despite the security measures we have in place, the information and operational technology systems, including those of our customers, vendors, suppliers and other third-party service providers with whom we have contracted, have, in the past, and may, in the future, be vulnerable to cyber-threats such as computer viruses or other malicious codes, ransomware, cyber extortion, security incidents, denial of service attacks, unauthorized access, phishing attacks, social engineering and other disruptions from employee error, unauthorized uses, system failures, including Internet outages, unintentional or malicious actions of employees or contractors or cyberattacks by hackers, criminal groups, nation-states and nation-state-sponsored organizations and social-activist organizations. We have seen and may continue to see an increase in the number of such attacks, especially as we continue operating under a hybrid working model under which employees can work and access our technology infrastructure remotely. Furthermore, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. In addition, while we have purchased cybersecurity insurance, costs related to a cyberattack may exceed the amount of insurance coverage or be excluded under the terms of our cybersecurity insurance policy. As cyberattacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as appropriate for our operations.
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

6	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

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
Our strategy includes operations growth outside the U.S., especially in developing markets such as China, Eastern Europe, ASEAN and Latin America. About half of our net sales come from markets outside the U.S. We and our equity companies have manufacturing facilities in 30 countries and sell products in a substantial majority of countries around the world. Our results may be adversely affected by a number of foreign market risks:
•Exposure to the movement of various currencies against each other and the U.S. dollar. Among other impacts, these movements could cause increases in dollar-based input costs for operations outside the U.S. due to weaker foreign exchange rates versus the U.S. dollar. A portion of the exposures, arising from transactions and commitments denominated in non-local currencies, is systematically managed through foreign currency forward and swap contracts where available and economically advantageous. We do not generally hedge our income statement translation exposure with respect to foreign operations.
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
•The imposition of increased or new tariffs, sanctions, export controls, quotas, trade barriers, price floors or similar restrictions on our sales or key commodities, potential changes in U.S. trade programs and trade relations with other countries, or regulations, taxes or policies that might negatively affect our sales or profitability.
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
We continue to implement plans to improve our competitive position by achieving cost reductions in our operations. In March 2024, we announced our 2024 Transformation Initiative intended to improve our focus on growth and reduce our structural cost base by realigning our internal operating and management structure to streamline our global supply chain and improve the efficiency of our corporate and regional overhead cost structures. In addition,

7	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

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
Developing and maintaining our reputation, as well as the reputation of our brands, is a critical factor in our relationship with consumers, customers, suppliers and others. Our inability to address adverse publicity or other issues, including with respect to product safety, quality, efficacy, environmental impacts (including packaging, energy and water use and waste management), substances and ingredients of potential concern, inclusion, equity and diversity, human rights and other social responsibility or similar matters, or breaches of consumer, customer, supplier, employee or other confidential information, real or perceived, could negatively impact sentiment towards us and our products and brands, and our business and financial results could suffer. In addition, our products could face withdrawal, recall or other quality issues. Consumers increasing use and reliance on social media for information could increase the risk of adverse publicity, potentially with negative perception of our products or brands. Negative posts or comments about our company, our brands or our employees on social media or web sites (whether factual or not) or security breaches related to use of our social media accounts and failure to respond effectively to these posts, comments or activities could damage our reputation and brand image across the various regions in which we operate. Placement of our advertisements in social media may also result in damage to our brands if the media itself experiences negative publicity. Our brands may be associated with or appear alongside harmful content before these platforms or our own social media monitoring can detect this risk to our brand. Our business and results could also be negatively impacted by the effects of product-related litigation, allegations of product tampering or contamination, or the distribution and sale of counterfeit products.
Disruption in our supply chain or our manufacturing or distribution operations could adversely affect our business.
Our ability to manufacture, distribute and sell products is critical to our operations. These activities are subject to inherent risks such as natural disasters, power outages, fires or explosions, labor strikes or labor shortages, terrorism, epidemics, pandemics, import restrictions, regional economic, business, environmental or political events (including the wars in Ukraine and Israel), governmental regulatory requirements or nongovernmental voluntary actions in response to global climate change or other concerns regarding the sustainability of our business, which could disrupt our supply chain and impair our ability to manufacture or sell our products. This interruption, if not mitigated in advance or otherwise effectively managed, could adversely impact our business, financial condition and results of operations, as well as require additional resources to address.

8	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

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

9	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

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
There is also increased focus, including by governmental and non-governmental organizations, investors and investment managers, customers, suppliers, consumers, our employees and other stakeholders on these and other sustainability matters, including responsible sourcing and deforestation, the use of plastic, energy and water, the recyclability or recoverability of packaging, including single-use and other plastic packaging and ingredient transparency. At the same time, there is growing opposition to initiatives on these matters, including the enactment or proposal of “Anti-ESG” legislation or policies, and our public reporting on our sustainability initiatives, expectations, and progress, including our ambitions for 2030, may not satisfy the expectations of all stakeholders. These stakeholders may rely on their assessment or perception (or a third-party’s assessment) of our sustainability practices to inform their future engagement with our company, products, and securities. Any failure to achieve our sustainability goals, including those aimed to reduce our impact on, improve or preserve the environment, or the perception (whether or not valid) that we have failed to act responsibly with respect to such matters or to effectively respond to new legal or regulatory requirements regarding climate change, could adversely affect our business and reputation, including the loss of customers or business opportunities and legal or regulatory proceedings.
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
We operate in highly competitive domestic and international markets against well-known, branded products and low-cost or private label products. Inherent risks in our competitive strategy include uncertainties concerning trade and consumer acceptance, the effects of consolidation within retailer and distribution channels, a growing e-commerce marketplace, and customers' and competitors' actions. Our competitors for these markets include global, regional and local manufacturers, including private label manufacturers. Some of these competitors may have better access to financial resources and greater market penetration, which enable them to offer a wider variety of products and services at more competitive prices. Alternatively, some of these competitors may have significantly lower product development and manufacturing costs, particularly with respect to private label products, allowing them to offer products at a lower price. E-commerce potentially intensifies competition by simplifying distribution and lowering barriers to entry. The actions of these competitors could adversely affect our financial results. In order to stay competitive, it may be necessary for us to lower prices on our products and increase spending on advertising and promotions, which could adversely affect our financial results. In addition, foreign governments may decide to

10	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

implement tax and other policies that favor their domestic manufacturers at the expense of international manufacturers, including our company. These actions could have a significant negative effect on our pricing, market share and operating results in these markets.
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
Our ability to develop new products is affected by whether we can successfully anticipate consumer needs and preferences, develop and fund technological innovations (including advancements such as artificial intelligence, machine learnings and augmented reality, which may become critical in understanding consumer preferences in the future), and receive and maintain necessary patent and trademark protection. In addition, we incur substantial development and marketing costs in introducing new and improved products and technologies. The introduction of a new consumer product (whether improved or newly developed) usually requires substantial expenditures for advertising and marketing to gain recognition in the marketplace. If a product gains consumer acceptance, it normally requires continued advertising and promotional support to maintain its relative market position. Some of our competitors may spend more aggressively on advertising and promotional activities, introduce competing products more quickly and respond more effectively to changing business and economic conditions. We may not be successful in developing new or improved products and technologies necessary to compete successfully in the industry, and we may not be successful in advertising, marketing, timely launching and selling our products, including through the use of digital and social media. Also, if we fail to perfect or successfully assert our intellectual property rights (including in response to developments in artificial intelligence technologies), we may be less competitive, which could adversely affect our business, financial results and financial condition.
Increasing dependence on key retailers and the emergence of new sales channels may adversely affect our business.
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

11	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

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
•deployment of best in-class solutions to enhance our security posture;
•penetration testing performed by a dedicated specialized team that is supplemented with periodic third-party engagements;
•periodic third-party reviews of program maturity are conducted based on the National Institute of Standards and Technology ("NIST") Cybersecurity Framework;
•reviews by our internal audit team of the effectiveness of information technology-related internal controls;
•cybersecurity risk assessments of our third-party vendors; and
•employee training, including regular phishing simulations.
The program is continually adapting to the evolving threat landscape and technology developments.

12	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

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
Internal Cybersecurity Team
Our interim Chief Information Security Officer (“CISO”) oversees a team with extensive cybersecurity knowledge and experience. The team is responsible for:
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
Our interim CISO reports to our Chief Digital and Technology Officer (“CDTO”), an executive officer, who provides management of cybersecurity risks, reviews operational metrics and performs other relevant activities related to the cybersecurity function.
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
Material Cyber Risks, Threats and Incidents
We actively monitor the evolving cybersecurity and geopolitical landscapes that could result in new or increased cybersecurity threat including geopolitical events such as the war in Ukraine.
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

13	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

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
At the management level, our cybersecurity program is led by our CDTO and our CISO. Our CDTO has served in various information technology roles for over 27 years, including as Chief Digital and Technology Officer of Kimberly-Clark and as Executive Vice President and Chief Digital Officer of Toyota Motors North America, Inc. Our interim CISO has served in various information technology roles for over 20 years. Our interim CISO also has several information technology-related certifications, including the Certified Information Systems Security Professional ("CISSP") certification. Our interim CISO reports to our CDTO, who in turn regularly reports to our Chairman of the Board and Chief Executive Officer. We have protocols by which certain cybersecurity incidents are reported promptly to the Chairman of the Board and Chief Executive Officer, or the Audit Committee, as appropriate.
ITEM 2.    PROPERTIES
As of December 31, 2024, we own or lease the following principal offices:
•Our global headquarters and principal executive office located in the Dallas, Texas metropolitan area;
•Five geographic headquarters at three U.S. and two international locations; and
•Four global business service centers at one U.S. and three international locations.
The locations of our and our equity affiliates' principal production facilities by major geographic areas of the world are as follows:

Geographic Area:	Number of Facilities
North America (in 14 states in the U.S.)	28
Outside North America(a)	51
Total (in 30 countries)	79
(a) IPC products are produced in 31 facilities and IFP products are produced in 27 facilities.
Many of these facilities produce multiple products, some across multiple business segments. We believe that our and our equity affiliates' facilities are suitable for their purpose, adequate to support their businesses and well maintained.
ITEM 3.    LEGAL PROCEEDINGS
See Item 8, Note 11 to the consolidated financial statements, which is incorporated in this Item 3 by reference, for information on legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

14	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names and ages of our executive officers as of February 13, 2025, together with certain biographical information, are as follows:
Ehab Abou-Oaf, 58, was elected President, International Family Care and Professional in October 2024. He is responsible for our family care and professional businesses in Asia, Latin America, Europe, the Middle East and Africa. Prior to that, he served as President of K-C Professional since 2022 and as Vice President, Middle East & Africa from 2020 to 2022. Mr. Abou-Oaf joined Kimberly-Clark from Mars, Inc., a manufacturer of confectionery, pet food, and other food products, where he had a number of positions with increasing responsibility over 19 years, most recently as Regional President, Asia, Middle East & Africa Confectionery. Prior to joining Mars, he spent ten years with The Procter & Gamble Company in packaging, product development and marketing roles. He also serves on the board of trustees of the American University in Cairo and on the board of directors of the Singapore American School.
Katy Chen, 44, was elected President, International Personal Care in October 2024. She is responsible for our personal care businesses in Greater China, Brazil, Indonesia, Australia, New Zealand and Korea. Prior to that, she served as President, K-C Asia Pacific from April 2024 to October 2024, as Managing Director, K-C China from 2021 to April 2024 and as Senior Director, Marketing BCC & FMC from 2019 to 2021. Prior to that, Ms. Chen held multiple positions of increasing responsibility within our Asia Pacific operations since she joined Kimberly-Clark in 2009.
Patricia Corsi, 52, was elected Chief Growth Officer in July 2024. Ms. Corsi joined Kimberly-Clark from Bayer AG, where she served as Chief Marketing, Digital and Information Officer since 2022, and as Chief Marketing and Digital Officer from 2019 to 2022. Prior to joining Bayer, Ms. Corsi served as Senior Vice President and Chief Marketing Officer, Mexico for Heineken N.V. from 2016 to 2018. Prior to joining Heineken, Ms. Corsi served in multiple roles of increasing responsibility at Unilever PLC, beginning in 2006. She also is the founder of Good Latinas for Good, a nonprofit organization.
Tamera Fenske, 46, was elected Senior Vice President and Chief Supply Chain Officer in 2022. She is responsible for the global, end-to-end supply chain, which includes procurement, manufacturing, distribution, logistics, transportation, quality, safety and sustainability. Ms. Fenske joined Kimberly-Clark from 3M Company, a global manufacturing and technology company, where she served in multiple roles of increasing responsibility, most recently as Senior Vice President, U.S. and Canada Manufacturing and Supply Chain from February 2022 to September 2022, Senior Vice President Global Operations, Transportation & Electronics Business Group (TEBG) from 2021 to February 2022, Vice President of Global Operations, TEBG, from 2020 to 2021, Mfg/SC/LSS Vice President from 2018 to 2020, and Customer Value Stream Vice President from 2016 to 2018.
Zackery Hicks, 61, was elected Chief Digital and Technology Officer in 2022. He is responsible for all aspects of our information technology and digital functions, including building brands and creating differentiated capability. Mr. Hicks joined Kimberly-Clark from Toyota Motor North America, Inc., a subsidiary of Toyota Motor Corporation, a multinational automotive manufacturer, where he served as Executive Vice President and Chief Digital Officer since April 2018, and held roles of increasing responsibility with Toyota since 1996, including CEO and President of Toyota Connected North America. He also serves on the board of directors of Signet Jewelers Ltd.
Michael D. Hsu, 60, has served as Chairman of the Board since January 2020 and as Chief Executive Officer since January 2019. Prior to that, he served as President and Chief Operating Officer since 2017, where he was responsible for the day-to-day operations of our business units, along with our global innovation, marketing and supply chain functions. He served as Group President, K-C North America from 2013 to 2016, where he was responsible for our consumer business in North America, as well as leading the development of new business strategies for global nonwovens. From 2012 to 2013, his title was Group President, North America Consumer Products. He has been a director of Kimberly-Clark since 2017. Prior to joining Kimberly-Clark, Mr. Hsu served as Executive Vice President and Chief Commercial Officer of Kraft Foods, Inc., from January 2012 to July 2012, as President of Sales, Customer Marketing and Logistics from 2010 to 2012 and as President of its grocery business unit from 2008 to 2010. Prior to that, Mr. Hsu served as President and Chief Operating Officer, Foodservice at H. J. Heinz Company. He also serves on the board of directors of McDonald's Corporation.

15	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

Sandra R.A. Karrmann, 59, was elected Senior Vice President and Chief People Officer in July 2024. She served as Senior Vice President and Chief Human Resources Officer from 2020 to July 2024. She is responsible for the design and implementation of all human capital strategies for Kimberly-Clark, including global compensation and benefits, talent management, inclusion, equity and diversity, organizational effectiveness and labor/employee relations. Ms. Karrmann joined Kimberly-Clark from Tenet Healthcare Corporation, a diversified healthcare services company, where she served as Executive Vice President and Chief Human Resources Officer since 2019 and Senior Vice President and Chief Human Resources Officer since 2017. Prior to joining Tenet, she served as Senior Vice President and Chief Human Resources Officer for United Surgical Partners International since 2013.
Grant B. McGee, 44, was elected Senior Vice President, General Counsel and Corporate Secretary in May 2024. He served as Senior Vice President and General Counsel from February 2024 to May 2024. Mr. McGee rejoined Kimberly-Clark from American Airlines, where he served as Vice President, Deputy General Counsel and Corporate Secretary from 2022 to February 2024. From 2015 to 2022, Mr. McGee served in multiple roles of increasing responsibility at Kimberly-Clark, most recently as Vice President and Senior Deputy General Counsel.
Jeffrey Melucci, 54, was elected Chief Business, Strategy and Transformation Officer in October 2024. From January 2024 to October 2024, he served as Chief Business and Transformation Officer, from November 2020 to January 2024, he served as Chief Business Development and Legal Officer, from April 2020 to November 2020, he served as Senior Vice President, Business Development and General Counsel and from September 2017 to April 2020, he served as Senior Vice President - General Counsel. From January 2017 to September 2017, he served as Vice President, Senior Deputy General Counsel and General Counsel of Kimberly-Clark’s Global Operations. From 2013 to 2017, he served as Vice President and Deputy General Counsel. He also served as Chief Transformation Officer from November 2020 to October 2021, Corporate Secretary from 2014 to 2017 and General Counsel of Kimberly-Clark International from 2013 to 2016. Mr. Melucci joined Kimberly-Clark from General Electric, where he served in multiple roles of increasing responsibility.
Craig Slavtcheff, 57, was elected Chief Research and Development Officer in July 2024. He has global responsibility for our research and development, quality and regulatory functions, and is charged with accelerating growth through innovation that addresses opportunities to elevate Kimberly-Clark’s trusted brands. Mr. Slavtcheff joined Kimberly-Clark from Campbell Soup Company where he served in multiple roles of increasing responsibility, most recently as Executive Vice President, Chief R&D and Innovation Officer from 2019 to 2024.
Russell Torres, 53, was elected President, North America in October 2024. He is responsible for our personal care, family care and professional businesses in North America. Prior to that, he served as Group President, K-C North America since 2021, where he was responsible for our consumer business in North America, and as President of K-C Professional from 2020 to 2021. Mr. Torres joined Kimberly-Clark from Newell Brands Inc., a consumer goods company, where he served as Group President since 2018 and as Chief Transformation Officer from 2016 to 2018. Prior to joining Newell Brands, Mr. Torres was a partner at Bain & Company from 2013 to 2016. Prior to that, Mr. Torres served as a senior executive at Mondelēz International in its North America Business Unit from 2011 to 2013.
Nelson Urdaneta, 52, was elected Senior Vice President and Chief Financial Officer in 2022. Prior to joining Kimberly-Clark, he served as Senior Vice President, Treasurer at Mondelēz International since September 2021. Mr. Urdaneta joined Mondelēz in 2005 and served in multiple roles of increasing responsibility, including Senior Vice President, Corporate Controller and Chief Accounting Officer and Vice President Finance, Asia Pacific. Prior to joining Mondelēz, he was the Director, Financial Planning and Analysis at Ryder System, Inc.

16	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Kimberly-Clark common stock is listed on the New York Stock Exchange. The ticker symbol is KMB.
Quarterly dividends have been paid continually since 1935. Dividends have been paid on or about the second business day of January, April, July and October.
As of January 31, 2025, we had 15,029 holders of record of our common stock.
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2024, we repurchased 7.2 million shares of our common stock at a cost of $1.0 billion through a broker in the open market.
The following table contains information for shares repurchased during the fourth quarter of 2024. None of the shares in this table were repurchased directly from any of our officers or directors.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(a)
October 1 to October 31	289,214	$137.55	6,593,891	33,406,109
November 1 to November 30	873,078	135.36	7,466,969	32,533,031
December 1 to December 31	662,764	133.74	8,129,733	31,870,267
Total	1,825,056
(a)Share repurchases were made pursuant to a share repurchase program authorized by our Board of Directors on January 22, 2021 (the "2021 Program"). The 2021 Program allows for the repurchase of 40 million shares in an amount not to exceed $5 billion.
ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
This MD&A is intended to provide investors with an understanding of our recent performance, financial condition, cash flows and future prospects. This discussion and analysis compares 2024 results to 2023, with the exception of our segment results, which also compares 2023 results to 2022 as part of the change in our reportable segments discussed below. For a discussion that compares our consolidated 2023 results to 2022, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2023 Annual Report on Form 10-K. The reference to "N.M." indicates that the calculation is not meaningful. Amounts are reported in millions, except per share amounts, unless otherwise noted.
The following will be discussed and analyzed:
•Overview of Business
•Overview of 2024 Results
•Business Environment and Trends
•Results of Operations and Related Information
•Liquidity and Capital Resources
•Summary of Non-GAAP Financial Measures

17	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

•Critical Accounting Estimates
•Information Concerning Forward-Looking Statements
Throughout this MD&A, we refer to financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S., or GAAP, and are therefore referred to as non-GAAP financial measures. We believe these measures provide our investors with additional information about our underlying results and trends, as well as insight to some of the financial measures used to evaluate management. For additional information and reconciliations to the most closely comparable financial measures presented in our consolidated financial statements, which are calculated in accordance with U.S. GAAP, see "Summary of Non-GAAP Financial Measures" below.
Overview of Business and Recent Developments
We are a global company focused on delivering products and solutions that provide better care for a better world, with manufacturing facilities in 30 countries, including our equity affiliates, and products sold in more than 175 countries and territories. Our products are sold under well-known brands such as Kleenex, Scott, Huggies, Pull-Ups, Kotex and Depend.
In operating our business, we seek to:
•grow our portfolio of brands through innovation, category development and commercial execution;
•leverage our cost and financial discipline to fund growth and improve margins; and
•allocate capital in value-creating ways.
2024 Transformation Initiative
On March 27, 2024, we announced the 2024 Transformation Initiative designed to sharpen our strategic focus through a new operating model that leverages three synergistic forces:
•Accelerating pioneering innovation to capture significant growth available in our categories by investing in science and technology to satisfy unmet and evolving consumer needs;
•Optimizing our margin structure to deliver superior consumer propositions and implement initiatives and deploy technology and data analytics designed to create a fast, adaptable, integrated supply chain with greater visibility that can deliver continuous improvement; and
•Wiring our organization for growth to drive agility, speed, and focused execution that extends our competitive advantages further into the future.
The 2024 Transformation Initiative is intended to improve our focus on growth and reduce our structural cost base by realigning our internal operating and management structure to streamline our global supply chain and improve the efficiency of our corporate and regional overhead cost structures. The transformation is expected to impact our organization in all major geographies, and workforce reductions are expected to be in the range of 4% to 5%. Certain actions under the 2024 Transformation Initiative are being finalized for implementation, and accounting for such actions will commence when the actions are authorized for execution. The 2024 Transformation Initiative is expected to be completed by the end of 2026. Total pre-tax savings are expected to be $3.0 billion in gross productivity; inclusive of input cost and manufacturing cost savings, and $200 in selling, general and administrative expenses. Total costs are anticipated to be approximately $1.5 billion pre-tax. Cash costs are expected to be approximately half of that amount, primarily related to workforce reductions. Expected non-cash charges are primarily related to incremental depreciation and asset write-offs, including losses associated with the expected exit of certain markets. For the year ended December 31, 2024, total 2024 Transformation Initiative charges were $457 pre-tax ($339 after-tax).

18	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

Change in Reportable Segments
As part of the 2024 Transformation Initiative and the realignment of our internal operating and management structure during the fourth quarter of 2024, we manage and report our operations through three reportable segments defined by geographic regions and product groupings: North America ("NA"), International Personal Care ("IPC") and International Family Care and Professional ("IFP"). Further, our measure of segment profitability was changed to include the effects of changes in exchange rates on monetary assets and liabilities for subsidiaries where we have adopted highly inflationary accounting. These changes reflect the manner in which our chief operating decision maker develops, executes and evaluates global strategies to drive growth and profitability. Segment results for the historical periods presented in these consolidated financial statements have been recast to reflect these changes. These changes had no impact on our previously reported consolidated net sales, operating profit, net income attributable to Kimberly-Clark or earnings per share. These segments are described in greater detail in Item 8, Note 15 to the consolidated financial statements.
Acquisition and Divestiture Activity
On July 1, 2024, we completed the sale transaction that was announced on April 7, 2024, of our personal protective equipment ("PPE") business for total consideration of $635, including the initial purchase price of $640 less working capital and other closing adjustments of $5. The transaction included Kimtech branded products, such as gloves, apparel and masks, and KleenGuard branded products, such as gloves, apparel, respirators and eyewear, which serve a variety of scientific and industrial industries globally. Upon closure of the transaction, a pre-tax gain of $566 ($453 after-tax) was recognized in Other (income) and expense, net. This gain is net of transaction costs of $14 that were determined to be directly attributable to the sale transaction.
On February 24, 2022, we completed our acquisition of a majority and controlling share of Thinx Inc. (“Thinx”), an industry leader in the reusable period and incontinence underwear category, for total consideration of $181. Subsequently in 2023, we acquired the remaining outstanding ownership interests in Thinx for additional purchase consideration of $95. As the purchase of additional ownership in an already controlled subsidiary represents an equity transaction, no gain or loss was recognized in consolidated net income or comprehensive income. See Item 8, Note 3 to the consolidated financial statements for additional details.
On June 1, 2023, we completed the sale transaction of our Neve tissue brand and related consumer and professional tissue assets in Brazil for $212. Upon closure of the transaction, a gain of $74 pre-tax was recognized in Other (income) and expense, net. We incurred divestiture-related costs of $30 pre-tax which were recorded in Cost of products sold and Marketing, research and general expenses, resulting in a net benefit of $44 pre-tax ($26 after-tax). See Item 8, Note 3 to the consolidated financial statements for additional details.
Overview of 2024 Results
•Net sales of $20.1 billion declined 1.8% primarily due to unfavorable currency impacts and divestitures and business exits. Organic sales increased 3.2% driven by higher pricing, primarily in hyperinflationary economies, and volume and mix gains.
•Operating Profit of $3.2 billion increased 36.9% while Net Income Attributable to Kimberly-Clark of $2.5 billion increased 44.3%. Results primarily benefited from higher gross margins and the gain on sale of our PPE business, partially offset by charges related to the 2024 Transformation Initiative. Prior year results were primarily impacted by charges related to the impairment of intangible assets.
•Diluted earnings per share were $7.55 compared to $5.21, an increase of 44.9%, reflective of the growth in net income. Results in 2024 included a net benefit of $0.25 for items not reflective of our ongoing operations compared with a net charge of $1.36 in the prior year.
•We continue to focus on generating cash flow and allocating capital to shareholders. Cash provided by operations was $3.2 billion in 2024. We raised our dividend in 2024 by 3.4%, the 52nd consecutive annual increase in our dividend, and altogether share repurchases and dividends in 2024 amounted to $2.6 billion.
In 2025, we will continue executing on our Powering Care growth strategy and its three strategic pillars: accelerate pioneering innovation, optimize our margin structure, and wire our organization for growth. Our first pillar focuses on

19	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

investing in our brands to enhance our competitive advantage by leveraging our best-in-class science and proprietary, category-shaping technologies for innovative product solutions that solve unmet consumer needs around the world. Our second pillar is driven by our supply chain transformation and investment in three key areas that will enhance our value chain and improve our margin structure: value stream simplification, network optimization, and scalable automation. Our third pillar is centered on making our enterprise stronger and faster while sharpening our portfolio focus and footprint on categories and markets with the greatest long-term potential.
Our strong legacy of financial discipline supports our Powering Care growth strategy through consistent investment in our technologies and brands, sustained supply chain productivity and enhanced working capital efficiency. Our capital allocation approach prioritizes capital investments to drive growth in our business, a strong and growing dividend, value accretive acquisitions that can enhance our portfolio, and allocation of excess cash flow to share repurchases.
We are subject to risks and uncertainties, which can affect our business operations and financial results. See Item 1A, "Risk Factors" in this Form 10-K for additional information.
Business Environment and Trends
Our results of operations have been, and we expect them to continue to be, affected by the following factors and key trends, which may cause our future results of operations to differ from our historical results discussed under “Consolidated Results of Operations.”
Birth Rate Trends - Sales of our baby and child care products are highly correlated with birth rate trends. In recent years, birth rate declines in key countries, including China, South Korea and the U.S., have pressured category volume growth rates. To help mitigate the effects of birth rate declines, we aim to drive sales growth at or ahead of category growth rates through innovation, premiumization, strong brand building plans and digital marketing investment as part of our growth strategy.
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
Operating Costs - Our operating costs include raw materials, labor, selling, general and administrative expenses, general business taxes, currency impacts and financing costs. We manage these costs through cost saving and productivity initiatives, sourcing and hedging programs, and pricing actions. To remain competitive on our operating structure, we continue to work on programs to expand our profitability, including our 2024 Transformation Initiative. While we saw stabilization in input costs in 2024 with tailwinds in fiber, resin and energy, the overall cost basket remains elevated versus pre-pandemic levels. In 2025, we expect net input costs to be inflationary, including the impact from currency on our non-U.S. operations.
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

20	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

lower sales due to changes in consumer demand for our products, our earnings could decrease. We believe our strategic growth focus, sustainability initiatives, innovation pipeline and continued investment in e-commerce capabilities has us well positioned relative to these changing dynamics.
Volatility of Global Markets - Our growth strategy depends in part on our ability to expand our international operations, including in emerging markets. Some of these markets have greater political, economic and currency volatility and greater vulnerability to infrastructure and labor disruptions. Volatility in these markets affects our production costs and the demand for our products and may impact our supply chain and distribution networks. Volatility in global consumer demand, commodity costs and foreign currency exchange rates increased significantly over the past few years and is expected to continue in the near term.
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
War in Ukraine - Consistent with the humanitarian nature of our products, we manufacture and sell only essential items in Russia, such as baby diapers and feminine pads, which are critical to the health and hygiene of women, girls and babies. Beginning in March 2022, we significantly adjusted our business in Russia, substantially curtailing media, advertising and promotional activity and suspending capital investments, other than certain maintenance investments, in our sole manufacturing facility in Russia. Our Russia business has represented approximately 1% to 2% of our net global sales, operating profit and total assets. Our ability to continue our operations in Russia may change as the situation evolves. We have experienced high input costs, supply chain complexities, reduced consumer demand, restricted access to raw materials and production assets, and restricted access to financial institutions, as well as supply chain, professional services, monetary, currency, trade and payment/investment sanctions and related controls. As the business, geopolitical and regulatory environment concerning Russia evolves, we may not be able to sustain the limited manufacture and sale of our products, and our assets may be partially or fully impaired.

21	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

Consolidated Results of Operations
The following discussion and analysis compares our consolidated net sales, operating profit and other information for 2024 with 2023.

	Year Ended December 31
	2024	2023	Change 2024 vs. 2023
Net Sales	$20,058	$20,431	(1.8)%
Gross Profit	7,180	7,032	2.1%
Operating Profit	3,210	2,344	36.9%
Provision for income taxes	(565)	(453)	24.7%
Net Income Attributable to Kimberly-Clark Corporation	2,545	1,764	44.3%
Diluted Earnings per Share	7.55	5.21	44.9%

Adjusted Gross Profit(a)	7,324	7,047	3.9%
Adjusted Operating Profit(a)	3,237	2,958	9.4%
Adjusted Earnings per Share(a)	7.30	6.57	11.1%
Adjusted Effective Tax Rate(a)	23.0%	23.2%	(0.2)%
(a)    Adjusted amounts are Non-GAAP financial measures. See "Summary of Non-GAAP Financial Measures" below for reconciliations of our GAAP to Non-GAAP measures.
Net Sales:
Drivers of the changes in net sales were:

Percent Change in Net Sales	Volume	Mix/Other	Net Price	Divestitures and Business Exits(c)	Currency Translation	Total(a)	Organic(b)
2024 versus 2023	0.8	0.4	1.9	(1.2)	(3.8)	(1.8)	3.2
(a)    Total may not sum across due to rounding.
(b)    Represents the change in net sales excluding the impacts of currency translation and divestitures and business exits. Organic Sales Growth is a non-GAAP financial measure. See "Summary of Non-GAAP Financial Measures" below for reconciliations of our GAAP to non-GAAP measures.
(c)    Impact of the sale of the Brazil tissue and professional business, sale of the PPE business and other exited businesses and markets in conjunction with the 2024 Transformation Initiative.
Net sales of $20.1 billion for the year ended December 31, 2024 declined 1.8% primarily due to unfavorable currency impacts and divestitures and business exits. Excluding these items, organic growth was 3.2% driven by a 1.9% increase in price, primarily in hyperinflationary economies, coupled with volume and mix gains across all three reportable segments.
Gross and Operating Profits
Gross profit of $7.2 billion for the year ended December 31, 2024 increased 2.1%, while gross margin of 35.8% increased 140 basis points. Gross margin in the current year included approximately 70 basis points for charges related to the 2024 Transformation Initiative. Excluding these charges, adjusted gross margin increased 200 basis points to 36.5% primarily due to gross productivity savings from integrated margin management of approximately $500 million, favorable pricing net of inflation and volume gains, partially offset by higher manufacturing costs.
Operating profit of $3.2 billion for the year ended December 31, 2024 increased 36.9%. Results in 2024 included a $565 million gain from the sale of our PPE business, offset by charges of $456 million related to the 2024 Transformation Initiative and $136 million from the impairment of intangible assets and litigation and regulatory matters associated with a previously exited business. Results in 2023 included $658 million of charges from the impairment of intangible assets and a $44 million net benefit related to the sale of our Brazil tissue and professional business. Excluding these items, adjusted operating profit was $3.2 billion in 2024 and $3.0 billion in 2023.

22	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

Drivers of the changes in adjusted operating profit were:

Percent Change in Adjusted Operating Profit	Volume	Net Price	Input Costs	Other Manufacturing Costs	Currency Translation	Other(a)	Total(b)
2024 versus 2023	1.6	13.5	(5.8)	9.0	(6.2)	(2.7)	9.4
(a)    Includes impact of changes in product mix and marketing, research and general expenses.
(b)    Adjusted Operating Profit is a non-GAAP financial measure. See "Summary of Non-GAAP Financial Measures" below for reconciliations of our GAAP to non-GAAP measures.
Adjusted operating results benefited from higher adjusted gross profit discussed above, partially offset by unfavorable currency impacts, primarily due to hyperinflationary economies, and higher marketing, research and general expenses.
Net Income and Diluted EPS
Net income of $2.5 billion for the year ended December 31, 2024 increased 44.3% primarily due to the increase in operating profit discussed above. Net interest expense of $222 was largely in line with the prior year period. Our share of net income of equity companies was $216 million, an increase of 10.2% primarily driven by Kimberly-Clark de Mexico, S.A.B. de C.V., which benefited from volume, mix and pricing growth and productivity savings, partially offset by unfavorable foreign currency effects and higher general and administrative expenses. The effective tax rate was 19.3% in 2024 compared to 22.4% in 2023, with the decline primarily due to the net benefit of items not reflective of our underlying operations discussed in the section above. Excluding these benefits, the adjusted effective tax rate was 23.0% in 2024 compared to 23.2% in 2023.
Diluted earnings per share of $7.55 for the year ended December 31, 2024 increased 44.9% reflective of the growth in net income discussed above. Adjusted earnings per share of $7.30 increased 11.1% primarily driven by higher adjusted operating profit.
Results of Operations by Segment
The following presents the results of the Company’s reportable segments and compares our segment net sales, operating profit and other information for 2024 with 2023 and 2023 with 2022. Certain data from prior periods presented have been recast to reflect the changes in reportable segments noted above.
Drivers of the changes in segment net sales and operating profit were:

Percent Change in Segment Net Sales	Volume	Mix/Other	Net Price	Divestitures and Business Exits(c)	Currency Translation	Total(a)	Organic(b)
2024 versus 2023
NA	0.5	0.5	0.1	(0.8)	(0.1)	0.2	1.1
IPC	0.9	0.5	7.8	(0.1)	(12.2)	(3.1)	9.2
IFP	1.5	0.3	(2.0)	(4.4)	(1.2)	(5.9)	(0.2)
2023 versus 2022
NA	0.3	0.4	4.3	0.2	(0.3)	4.9	5.0
IPC	(4.2)	1.6	7.9	—	(7.9)	(2.6)	5.3
IFP	(7.6)	1.1	9.3	(3.9)	(1.8)	(2.9)	2.8

23	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

Percent Change in Segment Operating Profit	Volume	Net Price	Input Costs	Other Manufacturing Costs(d)	Currency Translation	Other(e)	Total
2024 versus 2023
NA	0.9	0.4	—	1.9	(0.1)	(2.0)	1.1
IPC	3.6	73.0	(33.3)	8.3	(27.8)	0.7	24.5
IFP	0.9	(25.2)	13.8	54.9	(2.7)	(10.3)	31.4
2023 versus 2022
NA	(0.6)	21.5	5.5	5.5	(0.3)	(12.8)	18.8
IPC	(7.3)	71.2	(35.7)	2.4	(16.8)	(19.5)	(5.7)
IFP	(31.9)	130.5	(46.7)	(30.5)	(3.5)	(5.8)	12.1
(a)    Total may not sum across due to rounding.
(b)    Represents the change in net sales excluding the impacts of currency translation and divestitures and business exits. Organic Sales Growth is a non-GAAP financial measure. See "Summary of Non-GAAP Financial Measures" below for reconciliations of our GAAP to non-GAAP measures.
(c)    Impact of the sale of the Brazil tissue and professional business, sale of the PPE business and other exited businesses and markets in conjunction with the 2024 Transformation Initiative.
(d)    Includes net impact of productivity initiatives, product and supply chain investments and other changes in cost of products sold.
(e)    Includes impact of changes in product mix and marketing, research and general expenses.
North America

	Year Ended December 31			% change	% change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net Sales	$11,008	$10,988	$10,470	0.2%	4.9%
Operating Profit	2,534	2,507	2,110	1.1%	18.8%
2024 versus 2023
Net sales of $11.0 billion were flat as an increase in organic sales of 1.1% was largely offset by divestitures and business exits. Organic sales benefited from volume and mix gains, led by Baby & Child Care and Adult Care.
Operating profit of $2.5 billion increased 1.1% primarily due to gross productivity savings and volume growth, partially offset by incremental manufacturing costs and higher advertising and promotion expenses.
2023 versus 2022
Net sales of $11.0 billion increased 4.9% primarily due to higher net selling prices across the entire product portfolio, led by Professional and Family Care.
Operating profit of $2.5 billion increased 18.8% primarily due to favorable pricing net of inflation and gross productivity savings. These increases were partially offset by incremental advertising and promotion and research, selling and general expenses.
International Personal Care

	Year Ended December 31			% change	% change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net Sales	$5,715	$5,899	$6,054	(3.1)%	(2.6)%
Operating Profit	787	632	670	24.5%	(5.7)%
2024 versus 2023
Net sales of $5.7 billion decreased 3.1% as unfavorable currency impacts of 12.2% were partially offset by a 9.2% increase in organic sales. Organic sales benefited from higher net selling prices of 7.8%, primarily from hyperinflationary economies, and volume growth of 0.9%, led by China.

24	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

Operating profit of $787 million increased 24.5% primarily due to favorable pricing net of inflation and gross productivity savings, partially offset by unfavorable currency impacts and higher manufacturing costs. Pricing and unfavorable currency impacts were primarily driven by hyperinflationary economies. Other operating costs, namely incremental advertising investments, were largely offset by lower monetary losses from changes in exchange rates in highly inflationary economies.
2023 versus 2022
Net sales of $5.9 billion decreased 2.6% as unfavorable currency impacts of 7.9% were partially offset by a 5.3% increase in organic sales. Organic sales benefited from higher net selling prices of 7.9%, primarily from hyperinflationary economies, and product mix gains of 1.6%, partially offset by lower volumes.
Operating profit of $632 million decreased 5.7% primarily due to unfavorable currency impacts, higher advertising and promotion expenses, and lower volumes, partially offset by favorable pricing net of inflation. Pricing and unfavorable currency impacts were primarily driven by hyperinflationary economies.
International Family Care & Professional

	Year Ended December 31			% change	% change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net Sales	$3,335	$3,544	$3,651	(5.9)%	(2.9)%
Operating Profit	377	287	256	31.4%	12.1%
2024 versus 2023
Net sales of $3.3 billion decreased 5.9% primarily due to divestitures and business exits and unfavorable currency impacts. Organic sales were relatively flat as volume and mix gains were offset by lower pricing in Europe due to temporary energy surcharge-related price increases in the prior year.
Operating profit of $377 million increased 31.4% driven by gross productivity savings, partially offset by unfavorable pricing net of inflation and higher research, selling and general expenses.
2023 versus 2022
Net sales of $3.5 billion decreased 2.9% primarily due to divestitures and business exits and unfavorable currency impacts, partially offset by organic sales. Organic sales benefited from an increase in net selling prices and product mix of 9.3% and 1.1%, respectively, partially offset by lower volumes reflecting expected elasticity from pricing actions. The increase in net selling prices was driven by temporary energy surcharge-related price increases.
Operating profit of $287 million increased 12.1% primarily due to favorable pricing net of inflation, partially offset by lower volumes and higher manufacturing costs.
Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations for the year ended December 31, 2024 was $3.2 billion compared to $3.5 billion in the prior year. Cash flow from operations benefited from higher operating profit, excluding the effect of non-cash charges, however this increase was more than offset by changes in working capital relative to the prior year coupled with cash payments for the 2024 Transformation Initiative. The impact to cash from working capital was primarily driven by the timing of cash flows associated with the lapping of higher commodity and energy costs in prior periods.

25	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

Obligations
The following table presents our total contractual obligations for which cash flows are fixed or determinable.

	Total	2025	2026	2027	2028	2029	2030+
Long-term debt	$7,451	$566	$410	$606	$700	$704	$4,465
Interest payments on long-term debt	2,814	272	252	246	223	189	1,632
Operating lease liabilities	480	146	130	82	43	28	51
Unconditional purchase obligations	2,188	1,507	427	226	10	3	15
Open purchase orders	2,338	1,885	412	28	6	3	4
Total contractual obligations	$15,271	$4,376	$1,631	$1,188	$982	$927	$6,167
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
The table does not include amounts where payments are discretionary or the timing is uncertain. The following payments are not included in the table:
•We will fund our defined benefit pension plans to meet or exceed statutory requirements and currently expect to contribute approximately $15 to these plans in 2025.
•Other postretirement benefit payments are estimated using actuarial assumptions, including expected future service, to project the future obligations. Based upon those projections, we anticipate making annual payments for these obligations of approximately $50 through 2034.
•Accrued income tax liabilities for uncertain tax positions, deferred taxes and noncontrolling interests.
Investing
Cash used for investing for the year ended December 31, 2024 was $100 compared to $418 in the prior year as capital spending in the current year was largely offset by proceeds from asset and business dispositions. Capital spending was $721 for the year ended December 31, 2024 compared to $766 in the prior year. Proceeds from asset and business dispositions of $651 primarily reflected the sale of our PPE business while prior year proceeds of $245 primarily reflected the sale of our Brazil tissue and professional business. We expect capital spending to be approximately $1.0 to $1.2 billion in 2025, including incremental spending from the 2024 Transformation Initiative.
Financing
Cash used for financing for the year ended December 31, 2024 was $3.2 billion compared to $2.4 billion in the prior year. This increase was primarily due to increased share repurchases, debt repayments and dividends paid. During 2024, we repurchased 7.2 million shares of our common stock at a cost of $1.0 billion through a broker in the open market, and paid $1.6 billion in dividends.
We issue long-term debt in the public market periodically. Proceeds from the offerings are used for general corporate purposes, including repayment of maturing debt or outstanding commercial paper indebtedness. See Item 8, Note 6 to the consolidated financial statements for details.
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $3 as of December 31, 2024 (included in debt payable within one year on the consolidated balance sheets). The average month-end balance of short-term debt for the year ended December 31, 2024 was $5. These short-term borrowings provide supplemental funding to support our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as pension contributions, dividends and income taxes. We maintain a $2.0 billion revolving credit facility which expires in June 2028 and a $750 revolving credit

26	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

facility which expires in May 2025. These facilities, currently unused, support our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
As of December 31, 2024, total debt was $7.4 billion compared to $8.0 billion as of December 31, 2023.
In October 2021, members of the Organization for Economic Co-operation and Development/G20 Inclusive Framework on Base Erosion and Profit Shifting Project (“Inclusive Framework”) agreed to a two-pillar solution to reform the international tax framework to realign international taxation with economic activities and value creation. Inclusive Framework members agreed to a coordinated system of Global anti-Base Erosion rules, referred to as Pillar 2, that are designed to ensure large multinational enterprises pay a minimum 15% level of tax on the income arising in each jurisdiction in which they operate. Many countries have formally implemented Pillar 2, and several other countries have draft legislation to implement this framework. The insignificant impact of Pillar 2 has been included in our consolidated financial statements. We will continue to monitor and evaluate new legislation and guidance, which could change our current assessment.
We believe that our ability to generate cash from operations and our capacity to issue short-term and long-term debt are adequate to fund working capital, capital spending, pension contributions, share repurchases, dividends and other needs for the foreseeable future. Further, we do not expect restrictions or taxes on repatriation of cash held outside of the U.S. to have a material effect on our overall business, liquidity, financial condition or results of operations for the foreseeable future.
Critical Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The critical accounting estimates we used in the preparation of the consolidated financial statements are those that are important both to the presentation of our financial condition and results of operations and require significant judgments by management with regard to estimates used. The critical judgments by management relate to accruals for sales incentives and trade promotion allowances, pension and other postretirement benefits, deferred income taxes and potential income tax assessments, and goodwill and other intangible assets. These critical accounting estimates have been reviewed with the Audit Committee of the Board of Directors.
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

27	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

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
As of December 31, 2024, the Principal Plans had cumulative unrecognized investment and actuarial losses of approximately $1.0 billion. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, and whether such accumulated actuarial losses at each measurement date exceed the "corridor" as required. If the expected long-term rate of return on assets for the Principal Plans were lowered by 0.25%, the impact on annual pension expense would not be material in 2025.
•Discount rate. The discount (or settlement) rate used to determine the present value of our future U.S. pension obligation as of December 31, 2024 was based on a portfolio of high quality corporate debt securities with cash flows that largely match the expected benefit payments of the plan. For the United Kingdom plan, the discount rate was determined based on yield curves constructed from a portfolio of high quality corporate debt securities. Each year's expected future benefit payments were discounted to their present value at the appropriate yield curve rate to determine the pension obligations. If the discount rate assumptions for these same plans were reduced by 0.25%, the increase in annual pension expense would not be material in 2025, and the December 31, 2024 pension liability would increase by about $50.
•Other assumptions. There are a number of other assumptions involved in the calculation of pension expense and benefit obligations, primarily related to participant demographics and benefit elections.
Pension expense for defined benefit pension plans is estimated to approximate $50 in 2025. Pension expense beyond 2025 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered participants in the plans.
Substantially all U.S. retirees and employees have access to our unfunded health care and life insurance benefit plans. Changes in significant assumptions could affect the consolidated expense and benefit obligations, particularly the discount rate used to calculate the obligations and the health care cost trend rate:
•Discount rate. The determination of the discount rates used to calculate the benefit obligations of the plans is discussed in the pension benefit section above, and the methodology for each country is the same as the methodology used to determine the discount rate for that country's pension obligation. If the discount rate assumptions for these plans were reduced by 0.25%, the impact to 2025 other postretirement benefit expense and the increase in the December 31, 2024 benefit liability would not be material.
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

28	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

many factors are considered, including the specific taxing jurisdiction, the carryforward period, income tax strategies and forecasted earnings for the entities in each jurisdiction. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.
•Undistributed earnings. As of December 31, 2024, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $10.6 billion. Earnings of $3.4 billion were previously subject to U.S. federal income tax. Any additional taxes due with respect to such previously-taxed foreign earnings, if repatriated, would generally be limited to foreign and U.S. state income taxes. Deferred taxes have been recorded on $932 of earnings of foreign consolidated subsidiaries expected to be repatriated. We do not intend to distribute any remaining foreign earnings and therefore have not recorded deferred taxes for foreign and U.S. income taxes on such earnings. We consider any excess of the amount for financial reporting over the tax basis in our foreign subsidiaries to be indefinitely reinvested. The determination of deferred tax liabilities on the amount of financial reporting over tax basis or the remaining foreign earnings is not practicable.
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
Goodwill
In our evaluation of goodwill impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is more than its carrying value. Qualitative factors include macroeconomic, industry and competitive conditions, legal and regulatory environments, historical and projected financial performance, significant changes in the reporting unit and the magnitude of excess fair value over carrying amount from the previous quantitative impairment testing. If the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test to estimate fair value must be performed. When a quantitative test is considered necessary, estimates of fair value for goodwill impairment testing are determined based on a discounted cash flow model and a market-based approach. We use inputs from our long-range planning process to determine growth rates for sales and earnings. The other key estimates and factors used in the discounted cash flow model include, but are not limited to, discount rates, actual business trends experienced, commodity prices, foreign exchange rates, inflation and terminal growth rates.
We completed our required annual assessment of goodwill for impairment for all our reporting units using a qualitative assessment as of the first day of the third quarter of the year ended December 31, 2024, concluding that it was more likely than not that the fair value of each reporting unit significantly exceeded the respective carrying amounts.

29	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

During the fourth quarter of 2024, our internal reporting and management structure changed, resulting in the identification of three new reportable segments defined by geographic regions and product groupings. Further, this reorganization resulted in changes to the composition of our reporting units.
As a result of our segment reorganization, we reassigned assets and liabilities to the applicable reporting units and allocated goodwill using a relative fair value approach. As this change in the composition of our reporting units was considered a goodwill triggering event, we performed an impairment test on both a pre- and post- reorganization basis. In both cases, we concluded there was no goodwill impairment as the fair value of each reporting unit significantly exceeded the respective carrying amounts.
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
We performed our 2024 impairment assessment of our intangible assets as of the first day of the third quarter using a qualitative assessment. Other than discussed in Item 8, Note 4 to the consolidated financial statements, no additional impairment indicators were found to be present.
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

30	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

potential competitive pressures on selling prices for our products, energy costs, general economic and political conditions globally and in the markets in which we do business, as well as our ability to maintain key customer relationships, could affect the realization of these estimates.
The factors described under Item 1A, "Risk Factors" in this Annual Report on Form 10-K, or in our other SEC filings, among others, could cause our future results to differ from those expressed in any forward-looking statements made by us or on our behalf. Other factors not presently known to us or that we presently consider immaterial could also affect our business operations and financial results.
SUMMARY OF NON-GAAP FINANCIAL MEASURES
The following provides the reconciliation of the non-GAAP financial measures provided in this report to the most closely related GAAP measure. These measures include: Organic Sales Growth, Adjusted Gross Profit, Adjusted Operating Profit, Adjusted Earnings per Share, and Adjusted Effective Tax Rate.
•Organic Sales Growth is defined as the change in consolidated Net Sales, as determined in accordance with U.S. GAAP, excluding the impacts of currency translation and divestitures and business exits.
•Adjusted Gross and Operating Profit, Adjusted Earnings per Share, and Adjusted Effective Tax Rate are defined as consolidated Gross Profit, Operating Profit, Diluted Earnings per Share, and Effective Tax Rate, respectively, as determined in accordance with U.S. GAAP, excluding the impacts of certain items that management believes do not reflect our underlying operations, and which are discussed in further detail below.
The income tax effect of these non-GAAP items on the Company's Adjusted Earnings per Share is calculated based upon the tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment. The impact of these non-GAAP items on the Company’s effective tax rate represents the difference in the effective tax rate calculated with and without the non-GAAP adjustment on Income Before Income Taxes and Equity Interests and Provision for income taxes.
We use these non-GAAP financial measures to assist in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items that we do not believe reflect our underlying and ongoing operations. We believe that presenting these non-GAAP financial measures is useful to investors because it (i) provides investors with meaningful supplemental information regarding financial performance by excluding certain items, (ii) permits investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate historical performance, and (iii) otherwise provides supplemental information that may be useful to investors in evaluating our results. We believe that the presentation of these non-GAAP financial measures, when considered together with the corresponding U.S. GAAP financial measures and the reconciliation to those measures, provides investors with additional understanding of the factors and trends affecting our business than could be obtained absent these disclosures.
These non-GAAP financial measures are not meant to be considered in isolation or as a substitute for the comparable GAAP measures, and they should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. There are limitations to these non-GAAP financial measures because they are not prepared in accordance with GAAP and may not be comparable to similarly titled measures of other companies due to potential differences in methods of calculation and items being excluded. We compensate for these limitations by using these non-GAAP financial measures as a supplement to the GAAP measures and by providing reconciliations of the non-GAAP and comparable GAAP financial measures.
The non-GAAP financial measures exclude the following items for the relevant time periods:
•2024 Transformation Initiative - We initiated this transformation to create a more agile and focused operating structure that will accelerate our proprietary pipeline of innovation in right-to-win spaces and improve our growth trajectory, profitability, and returns on investment. Results in 2024 include charges related to this program. See Item 8, Note 2 to the consolidated financial statements for details.
•Sale of PPE Business - In 2024, we recognized a gain related to the sale of our PPE business. See Item 8, Note 3 to the consolidated financial statements for details.

31	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

•Impairment of Intangible Assets - In 2024 and 2023, we recognized charges related to the impairment of certain intangible assets related to Softex and Thinx. See Item 8, Note 4 to the consolidated financial statements for details.
•Legal Expense - In 2024, we incurred certain costs related to litigation and regulatory matters for a previously exited business.
•Softex Tax Reserve Release - In 2024, we released a reserve for an uncertain tax position related to the prior year impairment of certain Softex intangible assets.
•Sale of Brazil Tissue and Professional Business - In 2023, we recognized a net benefit related to the sale of our Neve tissue brand and related consumer and professional tissue assets. See Item 8, Note 3 to the consolidated financial statements for details.
•Pension Settlements - In 2023, pension settlement charges were recognized related to lump-sum distributions from pension plan assets exceeding the total of annual service and interest costs resulting in a recognition of deferred actuarial losses.
The following tables provide a reconciliation of Organic Sales Growth:

	Year Ended December 31, 2024
	Percent change vs. the prior year period
	NA	IPC	IFP	Consolidated
Net Sales Growth	0.2	(3.1)	(5.9)	(1.8)
Currency Translation	0.1	12.2	1.2	3.8
Divestitures and Business Exits	0.8	0.1	4.5	1.2
Organic Sales Growth	1.1	9.2	(0.2)	3.2

	Year Ended December 31, 2023
	Percent change vs. the prior year period
	NA	IPC	IFP	Consolidated
Net Sales Growth	4.9	(2.6)	(2.9)	1.3
Currency Translation	0.3	7.9	1.8	2.8
Divestitures and Business Exits	(0.2)	—	3.9	0.6
Organic Sales Growth	5.0	5.3	2.8	4.7
The following table provides a reconciliation of Adjusted Gross Profit:

	Year Ended December 31
	2024	2023
Gross Profit	$7,180	$7,032
2024 Transformation Initiative	144	—
Sale of Brazil Tissue and Professional Business	—	15
Adjusted Gross Profit	$7,324	$7,047

32	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

The following table provides a reconciliation of Adjusted Operating Profit:

	Year Ended December 31
	2024	2023
Operating Profit	$3,210	$2,344
2024 Transformation Initiative	456	—
Sale of PPE Business	(565)	—
Impairment of Intangible Assets	97	658
Legal Expense	39	—
Sale of Brazil Tissue and Professional Business	—	(44)
Adjusted Operating Profit	$3,237	$2,958
The following table provides a reconciliation of Adjusted Earnings per Share:

	Year Ended December 31
	2024	2023
Diluted Earnings per Share	$7.55	$5.21
2024 Transformation Initiative	1.01	—
Sale of PPE Business	(1.34)	—
Impairment of Intangible Assets	0.17	1.36
Legal Expense	0.11	—
Softex Tax Reserve Release	(0.20)	—
Sale of Brazil Tissue and Professional Business	—	(0.08)
Pension Settlements	—	0.08
Adjusted Earnings per Share(a)	$7.30	$6.57
(a)    The non-GAAP adjustments included above are presented net of tax. The income tax effect of these non-GAAP items is calculated based upon the tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment. Refer to the Adjusted Effective Tax Rate reconciliation below for the tax effect of these adjustments on the Company's reported Provision for income taxes.

33	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

The following table provides a reconciliation of the Adjusted Effective Tax Rate:

	Year Ended December 31
	2024		2023
	Income Before Income Taxes and Equity Interests	Provision for Income Taxes	Income Before Income Taxes and Equity Interests	Provision for Income Taxes
As Reported	$2,927	$(565)	$2,021	$(453)
2024 Transformation Initiative	457	(118)	—	—
Sale of PPE Business	(565)	112	—	—
Impairment of Intangible Assets	97	(40)	658	(175)
Legal Expense	39	(1)	—	—
Softex Tax Reserve Release	—	(67)	—	—
Sale of Brazil Tissue and Professional Business	—	—	(44)	18
Pension Settlements	—	—	35	(9)
As Adjusted	$2,955	$(679)	$2,670	$(619)

Effective Tax Rate:
As Reported		19.3%		22.4%
As Adjusted		23.0%		23.2%
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a multinational enterprise, we are exposed to risks such as changes in foreign currency exchange rates, interest rates and commodity prices. A variety of practices are employed to manage these risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation, and are primarily entered into with major financial institutions. Our credit exposure under these arrangements is limited to agreements with a positive fair value at the reporting date. Credit risk with respect to the counterparties is actively monitored but is not considered significant since these transactions are executed with a diversified group of financial institutions.
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
Foreign Currency Risk
A portion of our foreign currency risk is managed through the systematic use of foreign currency forward contracts. The use of these instruments supports the management of transactional exposures to exchange rate fluctuations as the gains or losses incurred on the derivative instruments will offset, in whole or in part, gains or losses on the underlying foreign currency exposure. We also utilize cross-currency swaps and foreign denominated debt to hedge certain investments in foreign subsidiaries. The gain or loss on these instruments is recognized in other comprehensive income to offset the change in value of the net investments being hedged.
Foreign currency contracts and transactional exposures are sensitive to changes in foreign currency exchange rates. An annual test is performed to quantify the effects that possible changes in foreign currency exchange rates would have on annual operating profit based on our foreign currency contracts and transactional exposures at the current year-end. The balance sheet effect is calculated by multiplying each affiliate's net monetary asset or liability position by a 10% change in the foreign currency exchange rate versus the U.S. dollar.

34	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

As of December 31, 2024, a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would not be material to our consolidated financial position, results of operations or cash flows. This hypothetical loss on transactional exposures is based on the difference between the December 31, 2024 rates and the assumed rates.
Our operations in Argentina ("K-C Argentina") are reported using highly inflationary accounting and their functional currency is the U.S. dollar. Changes in the value of an Argentine peso versus the U.S. dollar applied to our net peso monetary position are recorded in Other (income) and expense, net at the time of the change. As of December 31, 2024, K-C Argentina had an immaterial net peso monetary position and a 10% unfavorable change in the exchange rate would not be material.
As of April 1, 2022, we adopted highly inflationary accounting for our operations in Türkiye (“K-C Türkiye”), and their functional currency is also the U.S. dollar. Changes in the value of a Turkish lira versus the U.S. dollar applied to our net lira monetary position are recorded in Other (income) and expense, net at the time of the change. As of December 31, 2024, K-C Türkiye had an immaterial net lira monetary position and a 10% unfavorable change in the exchange rate would not be material.
The translation of the balance sheets of non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. Consequently, an annual test is performed to determine if changes in currency exchange rates would have a significant effect on the translation of the balance sheets of non-U.S. operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments ("UTA") within stockholders' equity. The hypothetical change in UTA is calculated by multiplying the net assets of these non-U.S. operations by a 10% change in the currency exchange rates. As of December 31, 2024, a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of our foreign currency translation exposures would have reduced stockholders' equity by approximately $600. In the view of management, the above potential UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position because they would not affect our cash flow.
Interest Rate Risk
Interest rate risk is managed through the maintenance of a portfolio of variable and fixed-rate debt composed of short and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. As of December 31, 2024, the long-term debt portfolio was comprised of primarily fixed-rate debt. From time to time, we also hedge the anticipated issuance of fixed-rate debt and those contracts are designated as cash flow hedges.
As of December 31, 2024, a 1 percentage point increase in the applicable interest rates of our variable-rate debt would not materially impact the amount of interest expense recognized for the year ended December 31, 2024.
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

35	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
(In millions, except per share amounts)	2024	2023	2022
Net Sales	$20,058	$20,431	$20,175
Cost of products sold	12,878	13,399	13,956
Gross Profit	7,180	7,032	6,219
Marketing, research and general expenses	4,311	3,961	3,581
Impairment of intangible assets	97	658	—
Other (income) and expense, net	(438)	69	(43)
Operating Profit	3,210	2,344	2,681
Nonoperating expense	(61)	(96)	(73)
Interest income	48	66	14
Interest expense	(270)	(293)	(282)
Income Before Income Taxes and Equity Interests	2,927	2,021	2,340
Provision for income taxes	(565)	(453)	(495)
Income Before Equity Interests	2,362	1,568	1,845
Share of net income of equity companies	216	196	116
Net Income	2,578	1,764	1,961
Net income attributable to noncontrolling interests	(33)	—	(27)
Net Income Attributable to Kimberly-Clark Corporation	$2,545	$1,764	$1,934

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$7.58	$5.22	$5.73
Diluted	$7.55	$5.21	$5.72
See notes to the consolidated financial statements.

36	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
(In millions)	2024	2023	2022
Net Income	$2,578	$1,764	$1,961
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	(408)	89	(355)
Employee postretirement benefits	24	(15)	103
Cash flow hedges and other	188	12	(185)
Total Other Comprehensive Income (Loss), Net of Tax	(196)	86	(437)
Comprehensive Income	2,382	1,850	1,524
Comprehensive income attributable to noncontrolling interests	(21)	1	(19)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$2,361	$1,851	$1,505
See notes to the consolidated financial statements.

37	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
(In millions, except par value)	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$1,021	$1,093
Accounts receivable, net	2,009	2,135
Inventories	1,822	1,955
Other current assets	728	520
Total Current Assets	5,580	5,703
Property, Plant and Equipment, Net	7,513	7,913
Investments in Equity Companies	314	306
Goodwill	1,964	2,085
Other Intangible Assets, Net	87	197
Other Assets	1,088	1,140
TOTAL ASSETS	$16,546	$17,344

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$568	$567
Trade accounts payable	3,715	3,653
Accrued expenses and other current liabilities	2,319	2,316
Dividends payable	402	394
Total Current Liabilities	7,004	6,930
Long-Term Debt	6,875	7,417
Noncurrent Employee Benefits	643	669
Deferred Income Taxes	326	374
Other Liabilities	686	860
Redeemable Preferred Securities of Subsidiaries	37	26
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1,200.0 million shares; issued 378.6 million shares as of December 31, 2024 and 2023	473	473
Additional paid-in capital	862	878
Common stock held in treasury, at cost - 46.8 and 41.6 million shares as of December 31, 2024 and 2023, respectively	(5,986)	(5,222)
Retained earnings	9,257	8,368
Accumulated other comprehensive income (loss)	(3,766)	(3,582)
Total Kimberly-Clark Corporation Stockholders' Equity	840	915
Noncontrolling Interests	135	153
Total Stockholders' Equity	975	1,068
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,546	$17,344
See notes to the consolidated financial statements.

38	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In millions, except per share amounts. Shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	378,597	$473	$605	41,762	$(5,183)	$7,858	$(3,239)	$223	$737
Net income in stockholders' equity(a)	—	—	—	—	—	1,934	—	38	1,972
Other comprehensive income, net of tax(a)	—	—	—	—	—	—	(429)	(9)	(438)
Stock-based awards exercised or vested	—	—	(86)	(1,406)	145	—	—	—	59
Shares repurchased	—	—	—	779	(100)	—	—	—	(100)
Recognition of stock-based compensation	—	—	147	—	—	—	—	—	147
Dividends declared ($4.64 per share)	—	—	—	—	—	(1,566)	—	(98)	(1,664)
Other	—	—	13	—	1	(25)	(1)	(1)	(13)
Balance at December 31, 2022	378,597	473	679	41,135	(5,137)	8,201	(3,669)	153	700
Net income in stockholders' equity(a)	—	—	—	—	—	1,764	—	37	1,801
Other comprehensive income, net of tax(a)	—	—	—	—	—	—	87	(3)	84
Stock-based awards exercised or vested	—	—	(70)	(1,327)	140	—	—	—	70
Shares repurchased	—	—	—	1,791	(225)	—	—	—	(225)
Recognition of stock-based compensation	—	—	165	—	—	—	—	—	165
Dividends declared ($4.72 per share)	—	—	—	—	—	(1,594)	—	(35)	(1,629)
Other	—	—	104	—	—	(3)	—	1	102
Balance at December 31, 2023	378,597	473	878	41,599	(5,222)	8,368	(3,582)	153	1,068
Net income in stockholders' equity(a)	—	—	—	—	—	2,545	—	31	2,576
Other comprehensive income, net of tax(a)	—	—	—	—	—	—	(184)	(12)	(196)
Stock-based awards exercised or vested	—	—	(155)	(2,027)	235	—	—	—	80
Shares repurchased	—	—	—	7,226	(1,000)	—	—	—	(1,000)
Recognition of stock-based compensation	—	—	128	—	—	—	—	—	128
Dividends declared ($4.88 per share)	—	—	—	—	—	(1,636)	—	(35)	(1,671)
Other	—	—	11	—	1	(20)	—	(2)	(10)
Balance at December 31, 2024	378,597	$473	$862	46,798	$(5,986)	$9,257	$(3,766)	$135	$975
(a)    Excludes redeemable interests' share.

See notes to the consolidated financial statements.

39	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
(In millions)	2024	2023	2022
Operating Activities
Net income	$2,578	$1,764	$1,961
Depreciation and amortization	781	753	754
Asset impairments	114	676	—
Gain on previously held equity investment in Thinx	—	—	(85)
Stock-based compensation	131	169	150
Deferred income taxes	(38)	(322)	(57)
Net (gains) losses on asset and business dispositions	(448)	(75)	15
Equity companies' earnings (in excess of) less than dividends paid	(62)	(59)	6
Operating working capital	178	582	(17)
Postretirement benefits	3	24	(4)
Other	(3)	30	10
Cash Provided by Operations	3,234	3,542	2,733
Investing Activities
Capital spending	(721)	(766)	(876)
Acquisition of business, net of cash acquired	—	—	(46)
Proceeds from asset and business dispositions	651	245	12
Investments in time deposits	(605)	(720)	(658)
Maturities of time deposits	562	815	797
Other	13	8	(14)
Cash Used for Investing	(100)	(418)	(785)
Financing Activities
Cash dividends paid	(1,628)	(1,588)	(1,558)
Change in short-term debt	1	(371)	261
Debt proceeds	—	363	—
Debt repayments	(554)	(475)	(312)
Proceeds from exercise of stock options	136	97	94
Acquisitions of common stock for the treasury	(1,000)	(225)	(100)
Cash paid for redemption of common securities of Thinx	—	(95)	—
Cash dividends paid to noncontrolling interests	(35)	(35)	(98)
Other	(86)	(45)	(47)
Cash Used for Financing	(3,166)	(2,374)	(1,760)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(40)	(84)	(31)
Change in Cash and Cash Equivalents	(72)	666	157
Cash and Cash Equivalents - Beginning of Year	1,093	427	270
Cash and Cash Equivalents - End of Year	$1,021	$1,093	$427
See notes to the consolidated financial statements.

40	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Accounting Policies
Basis of Presentation
The consolidated financial statements present the accounts of Kimberly-Clark Corporation and all subsidiaries in which it has a controlling financial interest as if they were a single economic entity in conformity with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany transactions and accounts are eliminated in consolidation. The terms "Corporation," "Kimberly-Clark," "we," "our," and "us" refer to Kimberly-Clark Corporation and all subsidiaries in which it has a controlling financial interest. Amounts are reported in millions of dollars, except per share amounts, unless otherwise noted.
In the fourth quarter of 2024, we realigned our internal operating and management structure to streamline our global supply chain and improve the efficiency of our corporate and regional overhead cost structures. As a result of this realignment, we manage and report our operations through three reportable segments defined by geographic regions and product groupings: North America ("NA"), International Personal Care ("IPC") and International Family Care and Professional ("IFP"). These changes reflect the manner in which our chief operating decision maker develops, executes and evaluates global strategies to drive growth and profitability. Segment results for the historical periods presented in these consolidated financial statements have been recast to reflect these changes. These segment changes had no impact on our previously reported consolidated net sales, operating profit, net income attributable to Kimberly-Clark or earnings per share.
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

41	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

cash flows of other asset groups, are less than the carrying amount of the asset group. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent appraisals, as appropriate. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the consolidated balance sheets and any gain or loss on the transaction is included in income.
Goodwill and Other Intangible Assets
Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not amortized, but rather is assessed for impairment annually on the first day of our third fiscal quarter and whenever events and circumstances indicate that impairment may have occurred. Impairment testing compares the reporting unit carrying amount, including goodwill, with its fair value. If the reporting unit carrying amount, including goodwill, exceeds its fair value, a goodwill impairment charge for the excess amount above fair value would be recorded. In our evaluation of goodwill impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is more than its carrying value. Qualitative factors include macroeconomic, industry and competitive conditions, legal and regulatory environments, historical and projected financial performance, significant changes in the reporting unit and the magnitude of excess fair value over carrying amount from the previous quantitative impairment testing. If the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a quantitative impairment test to estimate fair value must be performed. This quantitative estimate of fair value is based on a discounted cash flow model and a market-based approach. We use inputs from our long-range planning process to determine growth rates for sales and earnings. The other key estimates and factors used in the discounted cash flow model include, but are not limited to, discount rates, actual business trends experienced, commodity prices, foreign exchange rates, inflation and terminal growth rates.
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
Intangible assets with finite lives are amortized over their estimated useful lives, generally ranging from 4 to 20 years, and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss would be indicated when estimated undiscounted future cash flows from the use of the asset are less than its carrying amount. An impairment loss would be measured as the difference between the fair value (based on discounted future cash flows) and the carrying amount of the asset.
Investments in Equity Companies
Investments in companies which we do not control but over which we have the ability to exercise significant influence and that, in general, are at least 20% owned by us, are stated at cost plus equity in undistributed net income. These investments are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments might not be recoverable. An impairment loss would be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary. In judging "other than temporary," we would consider the length of time and extent to which the fair value of the equity company investment has been less than the carrying amount, the near-term and longer-term operating and financial prospects of the equity company, and our longer-term intent of retaining the investment in the equity company.
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

42	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

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
Other Income and Expense, Net
Other (income) and expense, net primarily includes gains and losses associated with business divestitures and acquisitions, re-measurement adjustments for financial statements in highly inflationary economies and other transactional exchange gains and losses.
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
As of July 1, 2018, we adopted highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”). The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net. As of December 31, 2024, K-C Argentina had an immaterial net peso monetary position. Net sales of K-C Argentina were approximately 1% of our consolidated net sales in 2024, 2023 and 2022.
As of April 1, 2022, we adopted highly inflationary accounting for our subsidiary in Türkiye (“K-C Türkiye”). The effect of changes in exchange rates on lira-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net. As of December 31, 2024, K-C Türkiye had an immaterial net lira monetary position. Net sales of K-C Türkiye were less than 1% of our consolidated net sales in 2024, 2023, and 2022.
Derivative Instruments and Hedging
Our policies allow the use of derivatives for risk management purposes and prohibit their use for speculation. Our policies also prohibit the use of any leveraged derivative instrument. Consistent with our policies, foreign currency derivative instruments, interest rate swaps and locks, and the majority of commodity hedging contracts are entered into with a diversified group of major financial institutions, which limits our credit exposure under these arrangements. At inception, we formally designate certain derivatives as cash flow, fair value or net investment hedges and establish how the effectiveness of these hedges will be assessed and measured. This process links the derivatives to the transactions or financial balances they are hedging. Changes in the fair value of derivatives not designated as hedging instruments are recorded in earnings as they occur. All derivative instruments are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives are either recorded in the income statement or other comprehensive income, as appropriate. The gain or loss on derivatives designated as fair value hedges and the offsetting loss or gain on the hedged item attributable to the hedged risk are included in income in the period that changes in fair value occur. The gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur, and is reclassified

43	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

to income in the same period that the hedged item affects income. The gain or loss on derivatives designated as hedges of investments in foreign subsidiaries is recognized in other comprehensive income to offset the change in value of the net investments being hedged. Certain foreign-currency derivative instruments not designated as hedging instruments have been entered into to manage certain non-functional currency denominated monetary assets and liabilities. The gain or loss on these derivatives is included in income in the period that changes in their fair values occur. Cash flows from derivatives are classified within the consolidated statements of cash flows in the same category as the items being hedged. Cash flows from derivatives are classified within Operating Activities, except for derivatives designated as net investment hedges which are classified in Investing Activities. See Note 12 for disclosures about derivative instruments and hedging activities.
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
Accounting Standards - Adopted During 2024
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280). The new guidance improves reportable segment disclosures primarily through enhanced disclosures about significant segment expenses and by requiring current annual disclosures to be provided in interim periods. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The new guidance is to be applied retrospectively to all prior periods presented unless impracticable to do so. We adopted this ASU as of January 1, 2024 on a retrospective basis. As the guidance requires only additional disclosure, there were no effects of this standard on our financial position, results of operations or cash flows.
Accounting Standards Issued - Not Adopted as of December 31, 2024
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740). The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU are

44	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

effective for fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied on a prospective basis with retrospective application permitted. As the guidance requires only additional disclosure, there will be no effects of this standard on our financial position, results of operations or cash flows.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220). The new guidance requires disclosure in the notes to the financial statements of disaggregated information about specific expense categories underlying certain income statement expense line items. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments should be applied on a prospective basis with retrospective application permitted. We are currently evaluating the impact of this update on our consolidated financial statements and related disclosures.
Note 2.    2024 Transformation Initiative
On March 27, 2024, we announced the 2024 Transformation Initiative intended to improve our focus on growth and reduce our structural cost base by realigning our internal operating and management structure to streamline our global supply chain and improve the efficiency of our corporate and regional overhead cost structures. The transformation is expected to impact our organization in all major geographies, and workforce reductions are expected to be in the range of 4% to 5%. Certain actions under the 2024 Transformation Initiative are being finalized for implementation, and accounting for such actions will commence when the actions are authorized for execution.
The transition to the new organizational structure was completed as of October 1, 2024, and the 2024 Transformation Initiative is expected to be completed by the end of 2026, with total costs anticipated to be approximately $1.5 billion pre-tax. Cash costs are expected to be approximately half of that amount, primarily related to workforce reductions. Expected non-cash charges are primarily related to incremental depreciation and asset write-offs, including losses associated with the expected exit of certain markets.

45	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

The following charges were incurred in connection with the 2024 Transformation Initiative:

Year Ended December 31, 2024
Cost of products sold:
Charges for workforce reductions	$69
Asset write-offs	27
Incremental depreciation	38
Other exit costs	10
Total	144
Marketing, research and general expenses:
Charges for workforce reductions	116
Other exit costs	112
Total	228
Other (income) and expense, net(a)	84
Nonoperating expense	1
Total charges(b)	457
Provision for income taxes	(118)
Net charges	$339
(a)Other (income) and expense, net includes losses recognized for the exit of certain businesses and markets as part of the 2024 Transformation Initiative.
(b)We do not include 2024 Transformation Initiative charges within our segment operating results. Total impact of these charges to the NA, IPC and IFP segments would have been $147, $187 and $82, respectively, with the residual relating to Corporate & Other. See further discussion around our segment operating results in Note 15.
The following summarizes the 2024 Transformation Initiative liabilities activity:

2024
2024 Transformation Initiative liabilities as of January 1	$—
Charges for workforce reductions and other cash exit costs	291
Cash payments	(156)
Currency and other	(5)
2024 Transformation Initiative liabilities as of December 31	$130
2024 Transformation Initiative liabilities of $130 are recorded in Accrued expenses and other current liabilities as of December 31, 2024. The charges related to the 2024 Transformation Initiatives are reflected within Operating Activities of our consolidated statements of cash flows.
Note 3.    Acquisitions and Divestitures
On February 24, 2022, we completed our acquisition of a majority and controlling share of Thinx Inc. (“Thinx”), an industry leader in the reusable period and incontinence underwear category, for total consideration of $181. We previously accounted for our ownership interest in Thinx as an equity method investment, but upon increasing our ownership to 58%,we began consolidating the operations of Thinx into our consolidated financial statements at the end of the first quarter of 2022.
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

46	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

table discloses the effect of the change in the ownership interest between us and the previous noncontrolling interest:

Year Ended December 31, 2023
Net income attributable to Kimberly-Clark Corporation	$1,764
Increase in Kimberly-Clark Corporation's additional paid-in capital for purchase of the remaining shares of Thinx(a)	87
Change in net income attributable to Kimberly-Clark Corporation and transfer to noncontrolling interests	$1,851
(a)    The acquisition of the remaining ownership of Thinx was recorded as a reduction in Redeemable Preferred Securities of Subsidiaries of $234, an increase to retained earnings of $52, an increase to additional paid-in capital of $87, and a reduction of cash of $95.
Divestitures
On July 1, 2024, we completed the sale transaction that was announced on April 7, 2024, of the personal protective equipment ("PPE") business for total consideration of $635, including the initial purchase price of $640 less working capital and other closing adjustments of $5. The transaction included Kimtech branded products, such as gloves, apparel and masks, and KleenGuard branded products, such as gloves, apparel, respirators and eyewear, which serve a variety of scientific and industrial industries globally. Upon closure of the transaction, a pre-tax gain of $566 ($453 after-tax) was recognized in Other (income) and expense, net. This gain is net of transaction costs of $14 that were determined to be directly attributable to the sale transaction.
On June 1, 2023, we completed the sale of our Neve tissue brand and related consumer and professional tissue assets in Brazil for $212, including the base purchase price of $175 and working capital and other closing adjustments of $37. This transaction also included a licensing agreement to allow the acquirer to manufacture and market in Brazil the Kleenex, Scott and Wypall brands to consumers and professional customers for a period of time. Upon closure of the transaction, a gain of $74 pre-tax was recognized in Other (income) and expense, net. We incurred divestiture-related costs of $30 pre-tax, which were recorded in Cost of products sold and Marketing, research and general expenses, resulting in a net benefit of $44 pre-tax ($26 after-tax).
Note 4.    Goodwill and Other Intangible Assets
During the fourth quarter of 2024, our internal reporting and management structure changed in connection with our 2024 Transformation Initiative, resulting in the identification of three new reportable segments defined by geographic regions and product groupings. Further, this reorganization resulted in changes to the composition of our reporting units. As a result, we have allocated goodwill to the new reporting units using the relative fair value approach, and have reflected the impact of these segment changes in all historical periods presented. Refer to Note 1 and 15 for further information on this reorganization and the impact to our segments.
The changes in the carrying amount of goodwill by reportable segment were as follows:

	NA	IPC	IFP	Total
Balance as of December 31, 2022	$1,128	$752	$194	$2,074
Divestiture	—	—	(7)	(7)
Effect of foreign currency translation	—	14	4	18
Balance as of December 31, 2023	1,128	766	191	2,085
Divestiture	(15)	—	(6)	(21)
Effect of foreign currency translation	—	(83)	(17)	(100)
Balance as of December 31, 2024	$1,113	$683	$168	$1,964
Prior to the reorganization discussed above, we completed our required annual assessment of goodwill for impairment for all our reporting units using a qualitative assessment as of the first day of the third quarter of the year ended December 31, 2024, concluding that it was more likely than not that the fair value of each reporting unit significantly exceeded the respective carrying amounts.

47	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

As a result of our segment reorganization, we reassigned assets and liabilities to the applicable reporting units and allocated goodwill using a relative fair value approach. As this change in the composition of our reporting units was considered a goodwill triggering event, we performed an impairment test on both a pre- and post- reorganization basis. In both cases, we concluded there was no goodwill impairment as the fair value of each reporting unit significantly exceeded the respective carrying amounts.
The carrying amounts of Other Intangible Assets, Net, were as follows:

	December 31
	2024			2023
	Gross Carrying Amount(b)	Accumulated Amortization(b)	Net Carrying Amount	Gross Carrying Amount(b)	Accumulated Amortization(b)	Net Carrying Amount
Intangible assets with indefinite lives:
Brand names	$46	$—	$46	$68	$—	$68
Intangibles with finite lives:
Trademarks and brand names	101	(81)	20	148	(83)	65
Other intangible assets(a)	33	(12)	21	76	(12)	64
Total intangible assets with finite lives	134	(93)	41	224	(95)	129
Total	$180	$(93)	$87	$292	$(95)	$197
(a)    Other intangible assets primarily include customer and distributor relationships.
(b)    Amounts reflect impairments noted below and are subject to foreign currency adjustments.
Amortization expense relating to the intangible assets with finite lives was $8, $13 and $15 for the years ended December 31, 2024, 2023 and 2022, respectively. Based on the carrying values of the intangible assets with finite lives as of December 31, 2024, amortization expense for each of the next five years is estimated to be approximately $2.
For 2024, we completed the required annual assessment of indefinite-lived intangible assets, other than goodwill, for impairment using a qualitative assessment as of the first day of the third quarter, and other than discussed below, we determined that it is more likely than not that the fair value is more than the carrying amount for each of these intangible assets.
2024 Intangible Asset Impairment
During the third quarter of 2024, we revised internal financial projections for our Softex and Thinx businesses to reflect updated expectations of future financial performance in light of current performance and as part of our re-organization efforts discussed in Note 2. As part of these revisions, we performed impairment assessments for our indefinite-lived brand names and finite-lived intangible assets, primarily brand names and distributor relationships. As a result of these assessments, we recognized impairment charges of $97 pre-tax ($57 after-tax) to write-down these intangible assets to their respective fair values. The valuation methods used in the assessments included the relief from royalty and distributor relationships methods. These impairment charges were primarily caused by increased attrition in our distributor relationships valuation model and the continued challenges arising from modified consumer shopping behavior in the post-COVID-19 period coupled with revisions to our long-term strategy and outlook. These noncash charges were included in Impairment of intangible assets in our consolidated statements of income and in Asset impairments within Operating Activities in our consolidated statements of cash flows.

48	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

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
These revisions were considered triggering events requiring interim impairment assessments to be performed relative to the intangible assets that had been recorded as part of these acquisitions. These intangible assets included indefinite-lived and finite-lived brands and finite-lived distributor and customer relationships. As a result of the interim impairment assessments, we recognized impairment charges, principally arising from the impairment charge of $593 related to the Softex business, totaling $658 pre-tax ($483 after-tax) to write-down these intangible assets to their respective fair values aggregating to $188 as of June 30, 2023. The valuation methods used in the assessments included the relief from royalty and distributor and customer relationships methods. This noncash charge was included in Impairment of intangible assets in our consolidated statements of income and in Asset impairments within Operating Activities in our consolidated statements of cash flows.
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
During 2024 and 2023, there were no significant transfers to or from level 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. As of December 31, 2024 and 2023, derivative assets were $189 and $70, respectively, and derivative liabilities were $137 and $259, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on the Secured Overnight Financing Rate ("SOFR") and interest rate swap curves and on commodity price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. See Note 12 for additional information on our use of derivative instruments.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at their estimated redemption values, which approximate fair value. As of December 31, 2024 and 2023, the securities were valued at $37 and

49	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

$26, respectively. The securities are not traded in active markets, and their measurement is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $71 and $67 as of December 31, 2024 and 2023, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in Other Assets in the consolidated balance sheets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		December 31, 2024		December 31, 2023
Assets
Cash and cash equivalents(a)	1	$1,021	$1,021	$1,093	$1,093
Time deposits(b)	1	196	196	169	169
Non-US government bonds(c)	2	15	15	—	—
Liabilities
Short-term debt(d)	2	3	3	2	2
Long-term debt(e)	2	7,440	6,853	7,982	7,569
(a)Cash equivalents are composed of certificates of deposit, time deposits and other interest-bearing investments with original maturity dates of 90 days or less. Cash equivalents are recorded at cost, which approximates fair value.
(b)Time deposits are composed of deposits with original maturities of more than 90 days but less than one year and instruments with original maturities of greater than one year, included in Other current assets or Other Assets in the consolidated balance sheets, as appropriate. Time deposits are recorded at cost, which approximates fair value.
(c)Non-US government bonds are composed of foreign issued debt securities that are classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. These securities are recorded at amortized cost and are included in Other current assets or Other Assets in the consolidated balance sheets, as appropriate.
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
Note 6.    Debt
Long-term debt is composed of the following:

	Weighted-Average Interest Rate	Maturities	December 31
			2024	2023
Notes and debentures	3.5%	2025 - 2050	$7,310	$7,851
Industrial development revenue bonds	4.1%	2029 - 2045	59	59
Bank loans and other financings in various currencies	4.2%	2025 - 2039	71	72
Total long-term debt			7,440	7,982
Less current portion			565	565
Long-term portion			$6,875	$7,417
Scheduled maturities of long-term debt for the next five years are $566 in 2025, $410 in 2026, $606 in 2027, $700 in 2028 and $704 in 2029.
In February 2023, we issued $350 aggregate principal amount of 4.50% notes due February 16, 2033. Proceeds from the offering were used for general corporate purposes including the repayment of a portion of our commercial paper indebtedness.

50	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

We maintain a $2.0 billion revolving credit facility which expires in June 2028 and a $750 revolving credit facility which expires in May 2025. These facilities, currently unused, support our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
Note 7.    Stock-Based Compensation
We have a stock-based Equity Participation Plan and an Outside Directors' Compensation Plan (the "Plans"), under which we can grant stock options, restricted shares and restricted share units to employees and outside directors. As of December 31, 2024, the number of shares of common stock available for grants under the Plans aggregated to 7.5 million shares.
Stock options are granted at an exercise price equal to the fair market value of our common stock on the date of grant, and they have a term of 10 years. Stock options are subject to graded vesting whereby options vest 30% at the end of each of the first two 12-month periods following the grant and 40% at the end of the third 12-month period.
Time-vested restricted share unit grants starting in 2022 are valued at the closing market price of our common stock on the grant date and are generally subject to a graded vesting whereby shares vest 30% at the end of each of the first two 12-month periods following the grant and 40% at the end of the third 12-month period. Time-vested restricted share unit grants issued prior to 2022 or issued for special one-time awards, restricted shares units, and performance-based restricted share units granted to employees are valued at the closing market price of our common stock on the grant date and vest generally at the end of three years. The number of performance-based share units that ultimately vest ranges from zero to 200% of the number granted based on the attainment of performance metrics. Performance metrics are tied to modified free cash flow and organic sales growth during the three-year performance period. Modified free cash flow and organic sales growth are set at the beginning of the performance period. Restricted share units granted to outside directors are valued at the closing market price of our common stock on the grant date and vest when they are granted. The restricted period begins on the date of grant and expires on the date the outside director retires from or otherwise terminates service on our Board.
At the time stock options are exercised or restricted shares and restricted share units vest, common stock is issued from our accumulated treasury shares. Dividend equivalents are credited on restricted share units on the same date and at the same rate as dividends are paid on Kimberly-Clark's common stock. These dividend equivalents, net of estimated forfeitures, are charged to retained earnings.
Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, net of estimated forfeitures, based on the fair value of the award at the date of grant. Stock-based compensation costs of $131, $169 and $150 and related deferred income tax benefits of $29, $36 and $33 were recognized for 2024, 2023 and 2022, respectively.
The fair value of stock option awards is determined on the date of grant using a Black-Scholes-Merton option-pricing model utilizing a range of assumptions related to dividend yield, volatility, risk-free interest rate, and historical employee exercise behavior. Dividend yield is based on historical experience and expected future dividend actions. Expected volatility is based on a blend of historical volatility and implied volatility from traded options on Kimberly-Clark's common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We estimate forfeitures based on historical data.
During 2024 and 2023, no stock options were granted. In 2022, the weighted-average fair value of stock options granted was estimated at $21.28 per option based on the following assumptions:

Year Ended December 31, 2022
Dividend yield	3.3%
Volatility	22.1%
Risk-free interest rate	2.8%
Expected life - years	4.6

51	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

Total remaining unrecognized compensation costs and amortization period are as follows:

	December 31, 2024	Weighted-Average Service Years
Stock options	$1	0.3
Restricted shares and time-vested restricted share units	68	1.3
Nonvested performance-based restricted share units	23	1.6
A summary of stock-based compensation is presented below:

Stock Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	4,197	$128.80
Granted	—	—
Exercised	(1,107)	140.66
Forfeited or expired	(114)	120.46
Outstanding as of December 31, 2024	2,976	131.05	4.7	$12
Exercisable as of December 31, 2024	2,791	130.73	4.2	$11
The total intrinsic value of options exercised during 2024, 2023 and 2022 was $19, $23 and $21, respectively.

	Time-Vested Restricted Share Units		Performance-Based Restricted Share Units
Other Stock-Based Awards	Shares (in thousands)	Weighted-Average Grant-Date Fair Value	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2024	1,205	$133.14	903	$130.36
Granted	925	135.31	655	136.41
Vested	(580)	137.70	(820)	131.82
Forfeited	(158)	138.40	(52)	137.97
Nonvested as of December 31, 2024	1,392	137.79	686	134.87
The total fair value of restricted share units that vested during 2024, 2023 and 2022 was $185, $99 and $118, respectively.
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
Substantially all U.S. retirees and employees have access to our unfunded health care and life insurance benefit plans. The annual increase in the consolidated weighted-average health care cost trend rate is expected to be 5.9% in 2025 and to decline to 4.5% in 2034 and thereafter. Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans.

52	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

Summarized financial information about postretirement plans, excluding defined contribution retirement plans, is presented below:

	Pension Benefits		Other Benefits
	Year Ended December 31
	2024	2023	2024	2023
Change in Benefit Obligation
Benefit obligation at beginning of year	$2,469	$2,441	$531	$533
Service cost	12	13	4	4
Interest cost	115	121	28	30
Actuarial (gain) loss(a)	(129)	59	(3)	13
Currency and other	(42)	51	(12)	5
Benefit payments from plans	(175)	(141)	—	—
Direct benefit payments	(9)	(9)	(51)	(54)
Settlements and curtailments	(5)	(66)	—	—
Benefit obligation at end of year	2,236	2,469	497	531
Change in Plan Assets
Fair value of plan assets at beginning of year	2,329	2,321	—	—
Actual return on plan assets	(29)	137	—	—
Employer contributions	15	26	—	—
Currency and other	(43)	52	—	—
Benefit payments	(175)	(141)	—	—
Settlements	(4)	(66)	—	—
Fair value of plan assets at end of year	2,093	2,329	—	—
Funded Status	$(143)	$(140)	$(497)	$(531)
(a)    The actuarial net gains in 2024 and actuarial net losses in 2023 were primarily due to discount rate increases and decreases, respectively.
Substantially all of the funded status of pension and other benefits is recognized in the consolidated balance sheets in Noncurrent Employee Benefits, with the remainder recognized in Accrued expenses and other current liabilities and Other Assets.
Information for the Principal Plans and All Other Pension Plans

	Principal Plans		All Other Pension Plans		Total
	Year Ended December 31
	2024	2023	2024	2023	2024	2023
Projected benefit obligation (“PBO”)	$1,900	$2,123	$336	$346	$2,236	$2,469
Accumulated benefit obligation (“ABO”)	1,900	2,123	289	298	2,189	2,421
Fair value of plan assets	1,795	2,019	298	310	2,093	2,329
Approximately one-half of the PBO and fair value of plan assets for the Principal Plans relate to the U.S. qualified and nonqualified pension plans.
Information for Pension Plans with an ABO in Excess of Plan Assets

	December 31
	2024	2023
ABO	$2,056	$2,273
Fair value of plan assets	1,877	2,095

53	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

Information for Pension Plans with a PBO in Excess of Plan Assets

	December 31
	2024	2023
PBO	$2,067	$2,288
Fair value of plan assets	1,878	2,102
Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	Year Ended December 31
	2024	2023	2022	2024	2023	2022
Service cost	$12	$13	$16	$4	$4	$7
Interest cost	115	121	89	28	30	21
Expected return on plan assets(a)	(124)	(128)	(123)	—	—	—
Recognized net actuarial (gain) loss	40	39	34	—	(3)	1
Settlements and curtailments	2	35	52	—	—	—
Other	—	—	1	—	1	(1)
Net periodic benefit cost	$45	$80	$69	$32	$32	$28
(a)The expected return on plan assets is determined by multiplying the fair value of plan assets at the remeasurement date, typically the prior year-end adjusted for estimated current year cash benefit payments and contributions, by the expected long-term rate of return.
The components of net periodic benefit cost other than the service cost component are included in the line item Nonoperating expense in our consolidated statements of income.
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31

	Pension Benefits				Other Benefits
	Projected 2025	2024	2023	2022	2024	2023	2022
Discount rate	5.33%	4.89%	5.19%	2.71%	5.66%	5.92%	3.15%
Expected long-term return on plan assets	6.09%	5.57%	5.75%	3.80%	—	—	—
Rate of compensation increase	3.47%	3.53%	3.49%	3.23%	—	—	—
Weighted-Average Assumptions Used to Determine Benefit Obligations as of December 31

	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Discount rate	5.33%	4.89%	6.04%	5.66%
Rate of compensation increase	3.47%	3.53%	—	—
Investment Strategies for the Principal Plans
Strategic asset allocation decisions are made considering several risk factors, including plan participants' retirement benefit security, the estimated payments of the associated liabilities, the plan funded status, and Kimberly-Clark's financial condition. The resulting strategic asset allocation is a diversified blend of equity and fixed income investments. Equity investments are typically diversified across geographies and market capitalization. Fixed income investments are diversified across multiple sectors including government issues and corporate debt instruments with a portfolio duration that is consistent with the estimated payment of the associated liability. Actual asset allocation is regularly reviewed and periodically rebalanced to the strategic allocation when considered appropriate. Our 2025 target plan asset allocation for the Principal Plans is approximately 85% fixed income securities and 15% equity securities.

54	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

The expected long-term rate of return is generally evaluated on an annual basis. In setting this assumption, we consider a number of factors including projected future returns by asset class relative to the current asset allocation. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense for the Principal Plans was 5.73% in 2024, 6.05% in 2023 and 3.55% in 2022, and will be 6.34% in 2025.
Set forth below are the pension plan assets of the Principal Plans measured at fair value, by level in the fair-value hierarchy. More than 60% of the assets are held in pooled funds and are measured using a net asset value (or its equivalent). Accordingly, such assets do not meet the Level 1, Level 2, or Level 3 criteria of the fair value hierarchy.

	Fair Value Measurements as of December 31, 2024
	Total Plan Assets	Assets at Quoted Prices in Active Markets for Identical Assets (Level 1)	Assets at Significant Observable Inputs (Level 2)	Assets at Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents
Held directly	$25	$16	$9	$—
Fixed Income
Held directly
U.S. government and municipals	112	94	18	—
U.S. corporate debt	304	—	304	—
U.S. securitized	1	—	1	—
International bonds	50	—	50	—
Held through mutual and pooled funds measured at net asset value
U.S. government and municipals	289	—	—	—
Non-U.S. securitized	69	—	—	—
International bonds	509	—	—	—
Equity
Held directly
U.S. equity	14	14	—	—
International equity	11	11	—	—
Held through mutual and pooled funds measured at net asset value
Non-U.S. equity	2	—	—	—
Global equity	218	—	—	—
Insurance Contracts	194	—	—	194
Other	(3)	(3)	—	—
Total Plan Assets	$1,795	$132	$382	$194

55	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

	Fair Value Measurements as of December 31, 2023
	Total Plan Assets	Assets at Quoted Prices in Active Markets for Identical Assets (Level 1)	Assets at Significant Observable Inputs (Level 2)	Assets at Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents
Held directly	$34	$23	$11	$—
Fixed Income
Held directly
U.S. government and municipals	98	97	1	—
U.S. corporate debt	203	—	203	—
International bonds	38	—	38	—
Held through mutual and pooled funds measured at net asset value
U.S. government and municipals	85	—	—	—
U.S. corporate debt	408	—	—	—
Non-U.S. securitized	67	—	—	—
International bonds	591	—	—	—
Equity
Held directly
U.S. equity	21	21	—	—
International equity	15	15	—	—
Held through mutual and pooled funds measured at net asset value
Non-U.S. equity	3	—	—	—
Global equity	224	—	—	—
Insurance Contracts	230	—	—	230
Other	2	2	—	—
Total Plan Assets	$2,019	$158	$253	$230
Futures contracts are used when appropriate to manage duration targets. As of December 31, 2024 and 2023, the U.S. plan held directly Treasury futures contracts with a total notional value of approximately $278 and $288, respectively, and an insignificant fair value. As of December 31, 2024 and 2023, the United Kingdom plan held through a pooled fund future contracts with a total notional value of approximately $418 and $417, and an insignificant fair value.
During 2024 and 2023, the plan assets did not include a significant amount of Kimberly-Clark common stock.
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

56	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

retail mutual funds, but are typically more efficient for institutional investors. The fair value of pooled funds is determined by the value of the underlying assets held by the fund and the units outstanding.
Equity securities held directly by the pension trusts and those held through units in pooled funds are monitored as to issuer and industry. Except for U.S. Treasuries, concentrations of fixed income securities are similarly monitored for concentrations by issuer and industry. As of December 31, 2024, there were no significant concentrations of equity or debt securities in any single issuer or industry.
No level 3 transfers (in or out) were made in 2024 or 2023. Fair values of insurance contracts are based on an evaluation of various factors, including purchase price.
We expect to contribute approximately $15 to our defined benefit pension plans in 2025. Over the next ten years, we expect that the following gross benefit payments will occur:

	Pension Benefits	Other Benefits
2025	$179	$53
2026	182	55
2027	182	54
2028	181	52
2029	178	50
2030-2034	866	218
Defined Contribution Pension Plans
Our 401(k) profit sharing plan and supplemental plan provide for a matching contribution of a U.S. employee's contributions and accruals, subject to predetermined limits, as well as a discretionary profit sharing contribution, in which contributions will be based on our profit performance. We also have defined contribution pension plans for certain employees outside the U.S. Costs charged to expense for our defined contribution pension plans were $178 in 2024, $185 in 2023, and $132 in 2022. Approximately 25% of these costs were for plans outside the U.S.

57	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

Note 9.    Stockholders' Equity
The changes in the components of Accumulated Other Comprehensive Income ("AOCI") attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation		Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges and Other
Balance as of December 31, 2021	$(2,422)		$(803)		$(34)		$20
Other comprehensive income (loss) before reclassifications	(347)		(51)		86		(139)
(Income) loss reclassified from AOCI	—		65	(a)	—	(a)	(44)
Net current period other comprehensive income (loss)	(347)		14		86		(183)
Balance as of December 31, 2022	(2,769)		(789)		52		(163)
Other comprehensive income (loss) before reclassifications	84		(57)		(9)		(153)
(Income) loss reclassified from AOCI	7		55	(a)	(4)	(a)	164
Net current period other comprehensive income (loss)	91		(2)		(13)		11
Balance as of December 31, 2023	(2,678)		(791)		39		(152)
Other comprehensive income (loss) before reclassifications	(434)		(15)		10		131
(Income) loss reclassified from AOCI	44	(b)	31	(a)	(2)	(a)	51
Net current period other comprehensive income (loss)	(390)		16		8		182
Balance as of December 31, 2024	$(3,068)		$(775)		$47		$30
(a)    Included in computation of net periodic pension and other postretirement benefits costs (see Note 8).
(b)    Included in Other (income) and expense, net as part of the charges related to the 2024 Transformation Initiative (see Note 2).
Included in the above defined benefit pension plans and other postretirement benefit plans balances as of December 31, 2024 is $727 and $1 of unrecognized net actuarial loss and unrecognized net prior service cost, respectively.

58	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

The changes in the components of AOCI attributable to Kimberly-Clark, including the tax effect, are as follows:

	Year Ended December 31
	2024	2023	2022
Unrealized translation	$(373)	$84	$(324)
Tax effect	(17)	7	(23)
	$(390)	$91	$(347)

Defined benefit pension plans
Unrecognized net actuarial loss and transition amount
Funded status recognition	$(26)	$(49)	$(109)
Amortization	40	39	34
Settlements and curtailments	2	35	52
Currency and other	6	(23)	36
	22	2	13
Unrecognized prior service cost/credit
Funded status recognition	—	3	2
	—	3	2
Tax effect	(6)	(7)	(1)
	$16	$(2)	$14
Other postretirement benefit plans
Unrecognized net actuarial loss and transition amount	$10	$(18)	$113
Tax effect	(2)	5	(27)
	$8	$(13)	$86
Cash flow hedges and other
Recognition of effective portion of hedges	$198	$(178)	$(165)
Amortization	69	208	(58)
Currency and other	(15)	(14)	(22)
Tax effect	(70)	(5)	62
	$182	$11	$(183)

Change in AOCI	$(184)	$87	$(430)
Amounts are reclassified from AOCI into Cost of products sold, Nonoperating expense, Interest expense, or Other (income) and expense, net, as applicable, in the consolidated statements of income.
Net unrealized currency gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are recorded in AOCI. For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in AOCI rather than net income. Upon sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from AOCI and reported as part of the gain or loss on the sale or liquidation. The change in unrealized translation in 2024 is primarily due to the weakening of various foreign currencies versus the U.S. dollar. Also included in unrealized translation amounts are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.
Note 10.    Leases and Commitments
We have entered into leases for certain facilities, vehicles, material handling and other equipment. Our leases have remaining contractual terms up to 94 years, some of which include options to extend the leases for up to 99 years,

59	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

and some of which include options to terminate the leases within 1 year. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Our lease costs are primarily related to facility leases for inventory warehousing and administration offices.
Lease Expense

	Year Ended December 31
	2024	2023	2022	Income Statement Classification
Operating lease expense	$153	$147	$145	Cost of products sold, Marketing, research and general expenses
Finance lease expense:
Amortization of lease assets	18	16	15	Cost of products sold
Interest on lease liabilities	3	2	1	Interest expense
Total finance lease expense	21	18	16
Variable lease expense(a)	162	253	242	Cost of products sold, Marketing, research and general expenses
Total lease expense	$336	$418	$403
(a)    Includes short-term leases, which are immaterial.
Lease Assets and Liabilities

	December 31
	2024	2023	Balance Sheet Classification
Assets
Operating lease	$413	$450	Other Assets
Finance lease	72	79	Property, Plant and Equipment, Net
Total lease assets	$485	$529
Liabilities
Current:
Operating lease	$131	$130	Accrued expenses and other current liabilities
Finance lease	16	14	Debt payable within one year
Noncurrent:
Operating lease	305	346	Other Liabilities
Finance lease	53	57	Long-Term Debt
Total lease liabilities	$505	$547
As of December 31, 2024 and 2023, accumulated amortization of finance lease assets was $40 and $37, respectively.

60	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

Maturity of Lease Liabilities

	December 31, 2024
	Operating Leases	Finance Leases	Total
2025	$146	$18	$164
2026	130	15	145
2027	82	13	95
2028	43	9	52
2029	28	6	34
Thereafter	51	17	68
Total lease payments	480	78	558
Less imputed interest	44	9	53
Present value of lease liabilities	$436	$69	$505
Supplemental Information Related to Leases

	Year Ended December 31
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$156	$147	$148
Finance leases	19	17	11
Lease assets obtained in exchange for new lease obligations:
Operating leases	74	66	57
Finance leases	23	24	6
Other non-cash modifications to lease assets:
Operating leases	39	39	72

	December 31, 2024		December 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	4.3	6.0	4.4	7.1
Weighted-average discount rate	4.1%	4.8%	3.8%	3.9%
We have entered into long-term contracts for the purchase of raw materials, primarily superabsorbent materials, pulp and certain utilities. Commitments under these contracts based on current prices are $1,507 in 2025, $427 in 2026, $226 in 2027, $10 in 2028, $3 in 2029, and $15 beyond the year 2029.
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

61	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

to inherent uncertainties, and unfavorable rulings or other events could occur. Unfavorable resolutions could involve substantial monetary damages. In addition, in matters for which conduct remedies are sought, unfavorable resolutions could include an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices or requiring other remedies. An unfavorable outcome might result in a material adverse impact on our business, results of operations or financial position.
We are party to certain legal proceedings relating to our former health care business, Avanos Medical, Inc. ("Avanos", previously Halyard Health, Inc.), which we spun-off on October 31, 2014, including a qui tam matter and certain subpoena and document requests from the federal government. The subpoena and document requests include subpoenas from the United States Department of Justice ("DOJ") concerning allegations of potential criminal and civil violations of federal laws, including the Food, Drug, and Cosmetic Act, in connection with the manufacturing, marketing and sale of surgical gowns by our former health care business. We continue to cooperate in this investigation and have progressed our efforts to reach a resolution of all related matters.
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
As of December 31, 2024 and 2023, derivative assets were $189 and $70, respectively, and derivative liabilities were $137 and $259, respectively, primarily comprised of foreign currency exchange, interest rate and commodity price contracts. Derivative assets are recorded in Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.
Foreign Currency Exchange Rate Risk
Translation adjustments result from translating foreign entities' financial statements into U.S. dollars from their functional currencies. The risk to any particular entity's net assets is reduced to the extent that the entity is financed with local currency borrowings. A portion of our balance sheet translation exposure for certain affiliates, which results from changes in translation rates between the affiliates’ functional currencies and the U.S. dollar, is hedged with cross-currency swap contracts and certain foreign denominated debt which are designated as net investment hedges. The foreign currency exposure on certain non-functional currency denominated monetary assets and liabilities, primarily intercompany loans and accounts payable, is hedged primarily with undesignated derivative instruments.
Derivative instruments are used to hedge a portion of forecasted cash flows denominated in foreign currencies for non-U.S. operations' purchases of raw materials, which are priced in U.S. dollars, and imports of intercompany finished goods and work-in-process priced predominantly in U.S. dollars and euros. The derivative instruments used to manage these exposures are designated as cash flow hedges.
Interest Rate Risk
Interest rate risk is managed using a portfolio of variable and fixed-rate debt composed of short and long-term instruments. Interest rate swap contracts may be used to facilitate the maintenance of the desired ratio of variable

62	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

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
Fair Value Hedges
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in current Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of December 31, 2024, the aggregate notional values and carrying values of debt subject to outstanding interest rate contracts designated as fair value hedges were $525 and $488, respectively. For years ended December 31, 2024, 2023 and 2022, gains or losses recognized in Interest expense for interest rate swaps were not material.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings. As of December 31, 2024, the aggregate notional value of outstanding foreign exchange derivative contracts designated as cash flow hedges was $3.1 billion. For the years ended December 31, 2024, 2023 and 2022, no material gains or losses were reclassified into Interest expense, Cost of products sold or Other (income) and expense, net as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. As of December 31, 2024, amounts to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income), net during the next twelve months are not expected to be material. The maximum maturity of cash flow hedges in place as of December 31, 2024 is November 2027.
Net Investment Hedges
For derivative instruments that are designated and qualify as net investment hedges, the aggregate notional value was $1.6 billion as of December 31, 2024. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness. We recognize the interest accruals on cross-currency swap contracts in earnings within Interest expense. We amortize the forward points on foreign exchange contracts into earnings within Interest expense over the life of the hedging relationship. Changes in fair value of net investment hedges are recorded in AOCI and offset the change in the value of the net investment being hedged. For the year ended December 31, 2024, unrealized gains of $64 related to net investment hedge fair value changes were recorded in AOCI and no material amounts were reclassified from AOCI to Interest expense.
For the years ended December 31, 2024, 2023 and 2022 no material amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness.
Undesignated Hedging Instruments
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in Other (income) and expense, net. For the years ended December 31, 2024, 2023 and 2022, we recognized a loss of $49, a gain of $2 and a loss of $29, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. As of December 31, 2024, the notional amount of these undesignated derivative instruments was approximately $3.0 billion.

63	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

Note 13.    Income Taxes
The Provision for income taxes consists of the following:

	Year Ended December 31
	2024	2023	2022
Current income taxes
United States	$243	$370	$248
State	59	54	16
Other countries	301	351	288
Total	603	775	552
Deferred income taxes
United States	(11)	(133)	(27)
State	(18)	(28)	(1)
Other countries	(9)	(161)	(29)
Total	(38)	(322)	(57)
Total Provision for income taxes	$565	$453	$495
The components of Income Before Income Taxes and Equity Interests are as follows:

	Year Ended December 31
	2024	2023	2022
United States	$2,361	$2,004	$1,802
Other countries	566	17	538
Total Income Before Income Taxes and Equity Interests	$2,927	$2,021	$2,340
Deferred income tax assets and liabilities are comprised of the following:

	December 31
	2024	2023
Deferred tax assets
Pension and other postretirement benefits	$173	$182
Tax credits and loss carryforwards	656	668
Capitalized research costs	272	224
Lease liabilities	120	137
Other	400	437
	1,621	1,648
Valuation allowances	(301)	(302)
Total deferred tax assets	1,320	1,346

Deferred tax liabilities
Property, plant and equipment	882	943
Investments in subsidiaries	113	110
Goodwill	70	80
Lease assets	113	128
Other	228	189
Total deferred tax liabilities	1,406	1,450

Net deferred tax assets (liabilities)	$(86)	$(104)

64	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

Valuation allowances as of December 31, 2024 primarily relate to tax credits, capital loss carryforwards, and income tax loss carryforwards of $1.2 billion. If these items are not utilized against taxable income, $520 of the income tax loss carryforwards will expire from 2025 through 2044. The remaining $724 has no expiration date.
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
Presented below is a reconciliation of the Provision for income taxes computed at the U.S. federal statutory tax rate to the actual effective tax rate:

	Year Ended December 31
	2024	2023	2022
U.S. statutory rate applied to income before income taxes and equity interests	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	1.1	1.0	0.5
Routine tax incentives	(2.2)	(3.9)	(3.5)
Net nondeductible expenses	0.9	2.4	1.4
Net tax (benefit) cost on foreign income	1.5	1.1	2.4
Valuation allowance	1.7	2.8	1.3
Tax effects of the impairment of intangible assets	(0.5)	(1.4)	—
Softex tax reserve release	(2.3)	—	—
Nigeria worthless stock deduction	(1.4)	—	—
Other - net(a)	(0.5)	(0.6)	(1.9)
Effective income tax rate	19.3%	22.4%	21.2%
(a)    Other - net is composed of numerous items, none of which are greater than 1.05% of income before income taxes and equity interests.
As of December 31, 2024, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $10.6 billion. Earnings of $3.4 billion were previously subject to U.S. federal income tax. Any additional taxes due with respect to such previously-taxed foreign earnings, if repatriated, would generally be limited to foreign and U.S. state income taxes. Deferred taxes have been recorded on $932 of earnings of foreign consolidated subsidiaries expected to be repatriated. We do not intend to distribute any remaining foreign earnings and therefore have not recorded deferred taxes for foreign and U.S. income taxes on such earnings.
We consider any excess of the amount for financial reporting over the tax basis in our foreign subsidiaries to be indefinitely reinvested. The determination of deferred tax liabilities on the amount of financial reporting over tax basis or the remaining foreign earnings is not practicable.
Presented below is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits:

	2024	2023	2022
Balance as of January 1	$588	$488	$506
Gross increases for tax positions of prior years	61	38	22
Gross decreases for tax positions of prior years	(114)	(13)	(38)
Gross increases for tax positions of the current year	50	109	36
Settlements	(32)	(26)	(21)
Other	(20)	(8)	(17)
Balance as of December 31	$533	$588	$488

65	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

Of the amounts recorded as unrecognized income tax benefits as of December 31, 2024, $460 would reduce our effective tax rate if recognized.
We recognize accrued interest and penalties related to unrecognized income tax benefits in Provision for income taxes. The net impact of interest and penalties for the years ended December 31, 2024, 2023, and 2022 was not significant. Total accrued penalties and net accrued interest was $54 and $45 as of December 31, 2024 and 2023, respectively.
It is reasonably possible that a number of uncertainties could be resolved within the next 12 months. The aggregate resolution of the uncertainties could be up to $140, while none of the uncertainties is individually significant. Resolution of these matters is not expected to have a material effect on our financial condition, results of operations or liquidity.
As of December 31, 2024, the following tax years remain subject to examination for the major jurisdictions where we conduct business:

Jurisdiction	Years
United States	2017	to	2024
United Kingdom	2021	to	2024
Brazil	2019	to	2024
China	2014	to	2024
South Korea	2020	to	2024
Our originally filed U.S. federal income tax returns have been audited through 2016; however, our amended U.S. federal income tax returns are subject to audit for 2014-2015 and 2017-2018.
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
The Brazilian tax authority, Secretaria da Receita Federal do Brasil ("RFB"), concluded an audit for the taxable periods from 2008-2013. This audit included a review of our determinations of amortization of certain goodwill arising from prior acquisitions in Brazil, and the RFB has proposed adjustments that effectively eliminate the goodwill amortization benefits related to these transactions. Administrative appeals have been exhausted with a partial favorable decision for our position, and the remaining dispute is in the judicial phase. Based upon the matters that remain in dispute, the amount of the proposed tax and penalty adjustments is approximately $40 as of December 31, 2024 (translated at the December 31, 2024 currency exchange rate). The amount ultimately in dispute will be significantly greater because of interest. The first instance judge has issued a decision in our favor, finding that our amortization of the goodwill at issue was valid; however, an appeal is pending and final resolution of this matter is expected to take a number of years.
As part of the tax audit of our U.S. federal income tax returns for the taxable years ended December 31, 2017 and 2018, the U.S. Internal Revenue Service issued an adjustment that would increase the amount of the one-time transition tax on certain undistributed earnings of foreign subsidiaries owed by us. We believe we have adequate reserves and meritorious defenses and intend to vigorously defend against the assessment; however, it is expected to take a number of years to reach resolution of this matter.
As part of the tax audit of our U.S. federal income tax returns for the taxable years ended December 31, 2019 and 2020, the U.S. Internal Revenue Service proposed an adjustment that would increase the amount of U.S. income tax on distributions made by minority owned foreign affiliates. We believe we have meritorious defenses and intend to vigorously defend against the proposed adjustment and have therefore not recorded a reserve; however, it is expected to take a number of years to reach resolution of this matter.

66	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

Note 14.    Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The dilutive effect of stock options and other stock-based awards is reflected in diluted EPS by application of the treasury stock method. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

(Millions of shares)	2024	2023	2022
Basic	335.6	337.8	337.4
Dilutive effect of stock options and restricted share unit awards	1.4	1.0	0.9
Diluted	337.0	338.8	338.3
Options outstanding not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares were insignificant. The number of common shares outstanding as of December 31, 2024, 2023 and 2022 was 331.8 million, 337.0 million and 337.5 million, respectively.
Note 15.    Segment Reporting
In the fourth quarter of 2024, we realigned our internal operating and management structure to streamline our supply chain and improve the efficiency of our corporate and regional overhead cost structures. As a result of this realignment, we manage and report our operations through operating segments that have been aggregated into three reportable segments defined by geographic regions and product groupings: North America ("NA"), International Personal Care ("IPC") and International Family Care and Professional ("IFP"). Further, our measure of segment profitability was changed to include the effects of changes in exchange rates on monetary assets and liabilities for subsidiaries where we have adopted highly inflationary accounting. Segment results for the historical periods presented in these consolidated financial statements have been recast to reflect these changes.
The reportable segments were determined in accordance with how our Chief Executive Officer, who is our chief operating decision maker ("CODM"), develops and executes global strategies to drive growth and profitability. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. The primary measure of segment profitability utilized by our CODM is segment operating profit. Our CODM uses this measure to assess the operating results and performance of our segments, perform analytical comparisons to budget and allocate resources to each segment. Segment operating profit excludes Corporate & Other, which primarily encompasses certain unallocated general corporate expenses, impairment charges, one-time (gains) or losses associated with acquisitions and divestitures, and costs related to our reorganization activities that are not associated with the ongoing operations of the segments. Our CODM does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
The principal sources of revenue in each segment are described below:
•North America consists of products encompassing each of our five global daily-need categories across consumer and professional channels including disposable diapers, training and youth pants, swimpants, baby wipes, feminine and incontinence care products, reusable underwear, facial and bathroom tissue, paper towels, napkins, wipers, tissue, towels, soaps and sanitizers and other related products. These products are sold under the Huggies, Pull-Ups, GoodNites, Kotex, Poise, Depend, Kleenex, Scott, Cottonelle, Viva, Wypall and other brand names.
•International Personal Care consists of three core categories — Baby & Child Care, Adult Care and Feminine Care, including disposable diapers, training and youth pants, swimpants, baby wipes, feminine and incontinence care products, reusable underwear and other related products. These products are sold under the Huggies, Kotex, Goodfeel, Intimus, Depend and other brand names.
•International Family Care and Professional consists of two core categories — Family Care and Professional, including facial and bathroom tissue, paper towels, napkins, wipers, tissue, towels, soaps and sanitizers and other related products. These products are sold under the Kleenex, Scott, Viva, Andrex, Scottex, Wypall and other brand names.

67	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

The tables below present net sales and the significant expense categories that are included in Segment Operating Profit and regularly provided to our CODM:

	Year Ended December 31, 2024
	NA	IPC	IFP	Total
Net Sales	$11,008	$5,715	$3,335	$20,058

Cost of Products Sold	6,518	3,761	2,442	12,721
Advertising and Promotion Expense	806	416	74	1,296
Research, Selling and General Expense	1,150	738	441	2,329
Other (Income) and Expense, net(a)	—	13	1	14
Segment Operating Profit	$2,534	$787	$377	$3,698
Corporate & Other				(488)
Total Operating Profit				$3,210

	Year Ended December 31, 2023
	NA	IPC	IFP	Total
Net Sales	$10,988	$5,899	$3,544	$20,431

Cost of Products Sold	6,607	4,008	2,754	13,369
Advertising and Promotion Expense	739	400	58	1,197
Research, Selling and General Expense	1,135	763	437	2,335
Other (Income) and Expense, net(a)	—	96	8	104
Segment Operating Profit	$2,507	$632	$287	$3,426
Corporate & Other				(1,082)
Total Operating Profit				$2,344

	Year Ended December 31, 2022
	NA	IPC	IFP	Total
Net Sales	$10,470	$6,054	$3,651	$20,175

Cost of Products Sold	6,784	4,258	2,907	13,949
Advertising and Promotion Expense	608	348	53	1,009
Research, Selling and General Expense	968	764	434	2,166
Other (Income) and Expense, net(a)	—	14	1	15
Segment Operating Profit	$2,110	$670	$256	$3,036
Corporate & Other				(355)
Total Operating Profit				$2,681
(a)Other (income) and expense, net primarily includes the effects of changes in exchange rates on monetary assets and liabilities for subsidiaries where we have adopted highly inflationary accounting.

68	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

Depreciation and amortization expense and capital spending by segment were:

	NA	IPC	IFP	Corporate & Other	Total
Depreciation and Amortization
2024	$440	$200	$133	$8	$781
2023	430	205	115	3	753
2022	429	199	123	3	754
Capital Spending
2024	443	157	116	5	721
2023	455	196	100	15	766
2022	502	236	134	4	876
Sales of Principal Products for the years ended were:

	Year Ended December 31
	2024	2023	2022
Baby and Child Care	$7,056	$7,054	$7,166
Family Care	6,157	6,290	6,243
Professional	3,176	3,404	3,256
Adult Care	1,864	1,809	1,730
Feminine Care	1,721	1,787	1,695
All Other	84	87	85
Consolidated	$20,058	$20,431	$20,175
Net sales in the U.S. to third parties totaled $10.4 billion in 2024 and 2023 and $9.8 billion in 2022. No other individual country's net sales exceed 10% of consolidated net sales.
Net sales to Walmart Inc. as a percent of our consolidated net sales were approximately 14% in 2024 and 13% in 2023 and 2022. Net sales to Walmart Inc. were primarily in the NA segment.
Note 16.    Supplemental Data
Supplemental Income Statement Data

	Year Ended December 31
	2024	2023	2022
Advertising expense	$1,184	$1,075	$901
Research expense	338	312	292

69	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

Equity Companies' Data

	Net Sales	Gross Profit	Operating Profit	Net Income	Corporation’s Share of Net Income
2024	$3,180	$1,063	$727	$451	$216
2023	3,135	1,003	683	410	196
2022	2,690	707	438	240	116
	Current Assets	Non-Current Assets	Current Liabilities	Non-Current Liabilities	Stockholders’ Equity
2024	$1,536	$1,135	$1,050	$1,177	$444
2023	1,974	1,362	1,175	1,687	474
2022	1,585	1,303	814	1,751	323
Equity companies are principally engaged in the manufacture and sale of products similar to those produced by the Company. As of December 31, 2024, our ownership interest in Kimberly-Clark de Mexico, S.A.B. de C.V. and subsidiaries ("KCM") was 47.9%. KCM is partially owned by the public, and its stock is publicly traded in Mexico. As of December 31, 2024, our investment in this equity company was $256, and the estimated fair value of the investment was $2.0 billion based on the market price of publicly traded shares. Our other equity ownership interests are not significant to our consolidated financial statements.
As of December 31, 2024, undistributed net income of equity companies included in consolidated retained earnings was $1.2 billion.
Supplemental Balance Sheet Data

	December 31
Summary of Accounts Receivable, Net	2024	2023
From customers	$1,908	$2,063
Other	154	150
Less allowance for doubtful accounts and sales discounts	(53)	(78)
Total	$2,009	$2,135

	December 31
	2024			2023
Summary of Inventories by Major Class	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$122	$261	$383	$121	$292	$413
Work in process	116	74	190	116	95	211
Finished goods	510	631	1,141	520	692	1,212
Supplies and other	—	308	308	—	311	311
	748	1,274	2,022	757	1,390	2,147
Excess of FIFO or weighted-average cost over LIFO cost	(200)	—	(200)	(192)	—	(192)
Total	$548	$1,274	$1,822	$565	$1,390	$1,955
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.

70	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

	December 31
Summary of Other Current Assets	2024	2023
Prepaid expenses	$303	$252
Time deposits	186	157
Derivative assets	114	42
Other	125	69
Total	$728	$520

	December 31
Summary of Property, Plant and Equipment, Net	2024	2023
Land	$157	$149
Buildings	2,901	3,067
Machinery and equipment	15,020	15,132
Construction in progress	854	803
	18,932	19,151
Less accumulated depreciation	(11,419)	(11,238)
Total	$7,513	$7,913
Property, plant and equipment, net in the U.S. as of December 31, 2024 and 2023 was $4.4 billion. Depreciation expense was $773, $740 and $739 for the years ended December 31, 2024, 2023 and 2022, respectively.

	December 31
Summary of Accrued Expenses and Other Current Liabilities	2024	2023
Accrued advertising and promotion	$540	$524
Accrued salaries and wages	462	518
Accrued rebates	245	268
Accrued taxes - income and other	288	294
Operating leases	131	130
2024 Transformation Initiative liabilities	130	—
Accrued interest	99	88
Derivative liabilities	82	139
Other	342	355
Total	$2,319	$2,316
Supplemental Cash Flow Statement Data

Summary of Cash Flow Effects of Operating Working Capital	Year Ended December 31
	2024	2023	2022
Accounts receivable	$48	$127	$(151)
Inventories	10	290	(76)
Trade accounts payable	179	(109)	109
Accrued expenses	106	125	92
Accrued income taxes	(110)	122	20
Derivatives	79	(15)	9
Currency and other	(134)	42	(20)
Total	$178	$582	$(17)

71	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

	Year Ended December 31
Other Cash Flow Data	2024	2023	2022
Interest paid	$268	$277	$270
Income taxes paid	587	648	468
Supplier Finance Program
We have a supplier finance program managed through two global financial institutions under which we agree to pay the financial institutions the stated amount of confirmed invoices from our participating suppliers on the invoice due date. We, or the global financial institutions, may terminate our agreements at any time upon 30 days written notice. The global financial institutions may terminate our agreements at any time upon three days written notice in the event there are insufficient funds available for disbursement. We do not provide any forms of guarantees under these agreements. Supplier participation in the program is solely up to the supplier, and the participating suppliers negotiate their arrangements directly with the global financial institutions. We have no economic interest in a supplier’s decision to participate in the program, and their participation has no bearing on our payment terms or amounts due. The payment terms that we have with our suppliers under this program generally range from 75 to 180 days and are considered commercially reasonable. The outstanding amount related to the suppliers participating in this program was $1.0 billion as of December 31, 2024 and 2023, and was recorded within Trade accounts payable.
The rollforward of the Company's outstanding obligations confirmed as valid under its supplier finance program for the year ended December 31, 2024, are as follows:

2024
Confirmed obligations outstanding at the beginning of the year	$960
Invoices confirmed during the year	3,033
Confirmed invoices paid during the year	(2,989)
Confirmed obligations outstanding at the end of the year	$1,004

72	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Kimberly-Clark Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kimberly-Clark Corporation and subsidiaries (the "Corporation") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the financial statement schedules listed in the Table of Contents at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2025, expressed an unqualified opinion on the Corporation's internal control over financial reporting.
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
The Corporation utilizes various trade promotion programs globally. The cost of promotion activities is classified as a reduction in sales revenue and can result in a period of time between the date the customer earns a promotion and the date the customer claims the promotion. The Corporation records an estimate for trade promotions using customer sales associated with valid promotion events, actual promotion claims, and forecasted information of amounts earned by the customer but not yet claimed.
We identified the reductions to revenue associated with trade promotions and the related accrual as a critical audit matter because of the complexity and volume of the Corporation’s processes related to trade promotion programs

73	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

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
•With the assistance of our Information Technology (IT) specialists, we:
–Identified the significant systems used to process trade promotion transactions and tested the general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.
–Tested the effectiveness of automated controls over revenue streams, including those over the evaluation of the accuracy and completeness of trade promotions.
•We tested the effectiveness of internal controls over the trade promotions and the related accrual, including those over the quantity of customer sales associated with valid promotion events and the estimated future promotion claims associated with the trade accrual.
•We evaluated trade promotion transactions using either substantive analytical procedures or by evaluating individual transactions. When analytical procedures were performed, we developed an expectation for reduction in revenue associated with trade promotions based on the relationship with gross sales adjusted for changes in data, if warranted. These adjustments to our expectation may consist of changes in product mix, sales margin, or inflation, and compared to the recorded amount. When individual promotion transactions were evaluated, we obtained evidence of the promotion agreement with the customer and the amounts of the promotions earned.
•We evaluated management’s ability to estimate future promotion claims by comparing actual promotion claims to management’s historical estimates.
•We evaluated the reasonableness of management’s estimate of future promotion claims by testing the underlying data related to (1) customer sales associated with valid promotion events, (2) actual promotion claims, and (3) forecasted information.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 13, 2025
We have served as the Corporation’s auditor since 1928.

74	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2024, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2024, our internal control over financial reporting is effective.
Deloitte & Touche LLP has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, and has expressed an unqualified opinion in their report, which appears in this report.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Kimberly-Clark Corporation:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Kimberly-Clark Corporation and subsidiaries (the “Corporation”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the

75	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

Corporation and our report dated February 13, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 13, 2025

ITEM 9B.    OTHER INFORMATION
(b)Our directors and officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the quarter ended December 31, 2024, no such plans or other arrangements were adopted or terminated.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

76	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following sections of our Proxy Statement for the 2025 Annual Meeting of Stockholders (the "2025 Proxy Statement") are incorporated in this Item 10 by reference:
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
•“Compensation Discussion and Analysis - Additional Information about Our Compensation Practices - Insider Trading Policy; Anti-Hedging and Pledging Policy,” which describes our Insider Trading Policy.
Information regarding our executive officers is reported under the caption "Information About Our Executive Officers" in Part I of this Report.
ITEM 11.    EXECUTIVE COMPENSATION
The information in the sections of our 2025 Proxy Statement captioned "Compensation Discussion and Analysis," "Compensation Tables," "Director Compensation," "Corporate Governance - Compensation Committee Interlocks and Insider Participation," "Other Information - CEO Pay Ratio Disclosure" and "Other Information - Pay Versus Performance" is incorporated in this Item 11 by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the sections of our 2025 Proxy Statement captioned "Compensation Tables - Equity Compensation Plan Information" and "Other Information - Security Ownership Information" is incorporated in this Item 12 by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the sections of our 2025 Proxy Statement captioned "Other Information - Transactions with Related Persons" and "Corporate Governance - Director Independence" is incorporated in this Item 13 by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES (Deloitte & Touche LLP, PCAOB ID 34)
The information in the sections of our 2025 Proxy Statement captioned "Principal Accounting Firm Fees" and "Audit Committee Approval of Audit and Non-Audit Services" under "Proposal 2. Ratification of Auditor" is incorporated in this Item 14 by reference.

77	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

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
3.Exhibits

Exhibit No. (3)a.	Amended and Restated Certificate of Incorporation of Kimberly-Clark Corporation, incorporated by reference to Exhibit No. (3)a of the Corporation's Current Report on Form 8-K filed on May 2, 2024.

Exhibit No. (3)b.	By-Laws, as amended April 29, 2021, incorporated by reference to Exhibit No. (3)b of the Corporation's Current Report on Form 8-K filed on April 29, 2021.

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

Exhibit No. (4)d.
Eighth Supplemental Indenture, dated as of October 27, 2021, to the Indenture, among the Corporation, The Bank of New York Mellon Trust Company, N.A., as successor trustee, and U.S. Bank National Association, as successor trustee, incorporated by reference to Exhibit No. 4.3 of the Corporation's Current Report on Form 8-K filed on November 2, 2021.

Exhibit No. (4)e.	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

Exhibit No. (4)f.	Description of the Corporation's Common Stock, incorporated by reference to Exhibit No. (4)f of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023.

78	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

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

Exhibit No. (10)e.
First Amendment to the Kimberly-Clark Corporation Voluntary Deferred Compensation Plan, effective January 1, 2023, incorporated by reference to Exhibit No. (10)e of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022.*

Exhibit No. (10)f.
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
Second Supplemental Benefit Plan to the Kimberly-Clark Corporation Pension Plan, as amended and restated, effective April 17, 2009, incorporated by reference to Exhibit (10)i of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009.*

Exhibit No. (10)j.
Kimberly-Clark Corporation Supplemental Retirement 401(k) and Profit Sharing Plan, as amended and restated effective January 1, 2023, incorporated by reference to Exhibit No. (10)j of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022.*

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

79	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

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

Exhibit No. (10)p.
Severance Pay Plan, as amended and restated effective January 1, 2024, incorporated by reference to Exhibit No. (10)p of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023.*

Exhibit No. (10)q.
Form of Award Agreements under 2021 Equity Participation Plan for Performance Restricted Stock Units, incorporated by reference to Exhibit No. (10)q of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.*

Exhibit No. (10)r.
Form of Award Agreements under 2021 Equity Participation Plan for Off-Cycle Time-Vested Restricted Stock Units, incorporated by reference to Exhibit No. (10)r of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.*

Exhibit No. (10)s.
First Amendment to 2011 Equity Participation Plan, effective February 12, 2020, incorporated by reference to Exhibit No. (10)s of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.*

Exhibit No. (10)t.
Form of Award Agreements under 2021 Equity Participation Plan for Annual Time-Vested Restricted Stock Units, incorporated by reference to Exhibit No. (10)t of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.*

Exhibit No. (19).	Kimberly-Clark Corporation Insider Trading Policy, effective October 25, 2024, filed herewith.

Exhibit No. (21).	Subsidiaries of the Corporation, filed herewith.

Exhibit No. (23).	Consent of Independent Registered Public Accounting Firm, filed herewith.

Exhibit No. (24).	Powers of Attorney, filed herewith.

Exhibit No. (31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

Exhibit No. (31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

Exhibit No. (32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (97)a.	Executive Officer Incentive Compensation Recovery Policy, incorporated by reference to Exhibit No. (97)a of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023.

80	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

Exhibit No. (101).INS	XBRL Instance Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit No. (101).SCH	XBRL Taxonomy Extension Schema Document

Exhibit No. (101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No. (101).DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No. (101).LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No. (101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit No. (104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*A management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

ITEM 16.     FORM 10-K SUMMARY
None.

81	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBERLY-CLARK CORPORATION

February 13, 2025	By:	/s/ Andrew S. Drexler
Andrew S. Drexler Vice President and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael D. Hsu	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2025
Michael D. Hsu

/s/ Nelson Urdaneta	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2025
Nelson Urdaneta

/s/ Andrew S. Drexler	Vice President and Controller (Principal Accounting Officer)	February 13, 2025
Andrew S. Drexler

Directors

Sylvia M. Burwell	Sherilyn S. McCoy
John W. Culver	Christa S. Quarles
Mae C. Jemison	Jaime A. Ramirez
Deeptha Khanna	Joseph Romanelli
S. Todd Maclin	Dunia A. Shive
Deirdre A. Mahlan	Mark T. Smucker

By:	/s/ Andrew S. Drexler	February 13, 2025
Andrew S. Drexler Attorney-in-Fact

82	KIMBERLY-CLARK CORPORATION - 2024 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In millions)

Description	Balance at Beginning Of Period	Additions		Deductions
		Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-Offs and Reclassifications		Balance at End of Period
December 31, 2024
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$59	$(6)	$(4)	$15	(b)	$34
Allowances for sales discounts	19	250	(7)	243	(c)	19
December 31, 2023
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$47	$15	$3	$6	(b)	$59
Allowances for sales discounts	17	248	(4)	242	(c)	19
December 31, 2022
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$40	$14	$(3)	$4	(b)	$47
Allowances for sales discounts	15	239	(3)	234	(c)	17
(a)Includes bad debt recoveries and the effects of changes in foreign currency exchange rates.
(b)Primarily uncollectible receivables written off.
(c)Sales discounts allowed.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(a)	Balance at End of Period
December 31, 2024
Deferred taxes
Valuation allowance	$302	$11	$—	$12	$301
December 31, 2023
Deferred taxes
Valuation allowance	$299	$46	$—	$43	$302
December 31, 2022
Deferred taxes
Valuation allowance	$279	$37	$—	$17	$299
(a)Represents the net currency effects of translating valuation allowances at current rates of exchange and benefits recognized to Other Comprehensive Income.

83	KIMBERLY-CLARK CORPORATION - 2024 Annual Report