Form 10-Q
period 2025-03-31
KIMBERLY CLARK CORP
filed 2025-04-22
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of April 15, 2025, there were 331,816,035 shares of the Corporation's common stock outstanding.

PART I     FINANCIAL INFORMATION
Item 1.    Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31
(In millions, except per share amounts)	2025	2024
Net Sales	$4,840	$5,149
Cost of products sold	3,107	3,238
Gross Profit	1,733	1,911
Marketing, research and general expenses	941	1,039
Other (income) and expense, net	23	19
Operating Profit	769	853
Nonoperating expense	(18)	(15)
Interest income	7	10
Interest expense	(64)	(67)
Income Before Income Taxes and Equity Interests	694	781
Provision for income taxes	(165)	(184)
Income Before Equity Interests	529	597
Share of net income of equity companies	44	61
Net Income	573	658
Net income attributable to noncontrolling interests	(6)	(11)
Net Income Attributable to Kimberly-Clark Corporation	$567	$647

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic	$1.71	$1.92
Diluted	$1.70	$1.91
See notes to the unaudited interim condensed consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
(In millions)	2025	2024
Net Income	$573	$658
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	148	(149)
Employee postretirement benefits	(4)	11
Cash flow hedges and other	(13)	63
Total Other Comprehensive Income (Loss), Net of Tax	131	(75)
Comprehensive Income	704	583
Comprehensive income attributable to noncontrolling interests	(6)	(8)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$698	$575
See notes to the unaudited interim condensed consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except par value)	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$563	$1,021
Accounts receivable, net	2,176	2,009
Inventories	1,909	1,822
Other current assets	633	728
Total Current Assets	5,281	5,580
Property, Plant and Equipment, Net	7,507	7,513
Investments in Equity Companies	354	314
Goodwill	1,971	1,964
Other Intangible Assets, Net	85	87
Other Assets	1,107	1,088
TOTAL ASSETS	$16,305	$16,546

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$766	$568
Trade accounts payable	3,601	3,715
Accrued expenses and other current liabilities	2,139	2,319
Dividends payable	415	402
Total Current Liabilities	6,921	7,004
Long-Term Debt	6,481	6,875
Noncurrent Employee Benefits	640	643
Deferred Income Taxes	319	326
Other Liabilities	683	686
Redeemable Preferred Securities of Subsidiaries	37	37
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1,200.0 million shares; issued 378.6 million shares as of March 31, 2025 and December 31, 2024	473	473
Additional paid-in capital	842	862
Common stock held in treasury, at cost - 46.7 and 46.8 million shares as of March 31, 2025 and December 31, 2024, respectively	(5,985)	(5,986)
Retained earnings	9,406	9,257
Accumulated other comprehensive income (loss)	(3,635)	(3,766)
Total Kimberly-Clark Corporation Stockholders' Equity	1,101	840
Noncontrolling Interests	123	135
Total Stockholders' Equity	1,224	975
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,305	$16,546
See notes to the unaudited interim condensed consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2025
(In millions, except per share amounts. Shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	378,597	$473	$862	46,798	$(5,986)	$9,257	$(3,766)	$135	$975
Net income in stockholders' equity(a)	—	—	—	—	—	567	—	6	573
Other comprehensive income, net of tax(a)	—	—	—	—	—	—	131	—	131
Stock-based awards exercised or vested	—	—	(53)	(526)	63	—	—	—	10
Repurchases of common stock	—	—	—	458	(62)	—	—	—	(62)
Recognition of stock-based compensation	—	—	31	—	—	—	—	—	31
Dividends declared ($1.26 per share)	—	—	—	—	—	(418)	—	(18)	(436)
Other	—	—	2	—	—	—	—	—	2
Balance at March 31, 2025	378,597	$473	$842	46,730	$(5,985)	$9,406	$(3,635)	$123	$1,224
(a)    Excludes redeemable interests' share.

	Three Months Ended March 31, 2024
(In millions, except per share amounts. Shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	378,597	$473	$878	41,599	$(5,222)	$8,368	$(3,582)	$153	$1,068
Net income in stockholders' equity(a)	—	—	—	—	—	647	—	10	657
Other comprehensive income, net of tax(a)	—	—	—	—	—	—	(72)	(4)	(76)
Stock-based awards exercised or vested	—	—	(37)	(235)	26	—	—	—	(11)
Repurchases of common stock	—	—	—	459	(56)	—	—	—	(56)
Recognition of stock-based compensation	—	—	31	—	—	—	—	—	31
Dividends declared ($1.22 per share)	—	—	—	—	—	(411)	—	(19)	(430)
Other	—	—	5	—	—	(3)	(1)	—	1
Balance at March 31, 2024	378,597	$473	$877	41,823	$(5,252)	$8,601	$(3,655)	$140	$1,184
(a)    Excludes redeemable interests' share.
See notes to the unaudited interim condensed consolidated financial statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
(In millions)	2025	2024
Operating Activities
Net income	$573	$658
Depreciation and amortization	218	185
Stock-based compensation	32	32
Deferred income taxes	7	(11)
Net (gains) losses on asset and business dispositions	10	5
Equity companies' earnings (in excess of) less than dividends paid	(39)	(61)
Operating working capital	(476)	(367)
Postretirement benefits	3	2
Other	(1)	(5)
Cash Provided by Operations	327	438
Investing Activities
Capital spending	(204)	(194)
Investments in time deposits	(99)	(97)
Maturities of time deposits	186	119
Other	(2)	(9)
Cash Used for Investing	(119)	(181)
Financing Activities
Cash dividends paid	(405)	(398)
Change in short-term debt	45	4
Debt repayments	(250)	—
Proceeds from exercise of stock options	30	3
Repurchases of common stock	(61)	(54)
Cash dividends paid to noncontrolling interests	(18)	(19)
Other	(24)	(21)
Cash Used for Financing	(683)	(485)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	17	(12)
Change in Cash and Cash Equivalents	(458)	(240)
Cash and Cash Equivalents - Beginning of Period	1,021	1,093
Cash and Cash Equivalents - End of Period	$563	$853
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
For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2024. The terms "Corporation," "Kimberly-Clark," "K-C," "we," "our" and "us" refer to Kimberly-Clark Corporation and its consolidated subsidiaries.
Highly Inflationary Accounting
GAAP requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100%. Under highly inflationary accounting, the countries’ functional currency becomes the U.S. dollar, and its income statement and balance sheet are measured in U.S. dollars using both current and historical rates of exchange.
As of July 1, 2018, we adopted highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”). The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net. As of March 31, 2025, K-C Argentina had an immaterial net peso monetary position. Net sales of K-C Argentina were approximately 1% of our consolidated net sales for the three months ended March 31, 2025 and 2024.
As of April 1, 2022, we adopted highly inflationary accounting for our subsidiary in Türkiye (“K-C Türkiye”). The effect of changes in exchange rates on lira-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net. As of March 31, 2025, K-C Türkiye had an immaterial net lira monetary position. Net sales of K-C Türkiye were less than 1% of our consolidated net sales for the three months ended March 31, 2025 and 2024.
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The new guidance is intended to enhance the transparency and decision usefulness of annual income tax disclosures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied on a prospective basis with retrospective application permitted. As the guidance requires only additional disclosure, there will be no effects of this standard on our financial position, results of operations or cash flows.
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

The 2024 Transformation Initiative is expected to be completed by the end of 2026, with total costs anticipated to be approximately $1.5 billion pre-tax. Cash costs are expected to be approximately half of that amount, primarily related to workforce reductions. Expected non-cash charges are primarily related to incremental depreciation and asset write-offs, including losses associated with the expected exit of certain markets. Through March 31, 2025, cumulative pre-tax charges for the 2024 Transformation Initiative were $534 ($416 after-tax).
The following charges were incurred in connection with the 2024 Transformation Initiative:

	Three Months Ended March 31
	2025	2024
Cost of products sold:
Charges for workforce reductions	$14	$—
Incremental depreciation	32	—
Other exit costs	7	—
Total	53	—
Marketing, research and general expenses:
Charges for workforce reductions	2	23
Other exit costs	20	22
Total	22	45
Nonoperating expense	2	—
Total charges(a)	77	45
Provision for income taxes	—	(11)
Net charges	$77	$34
(a)We do not include 2024 Transformation Initiative charges within our segment operating results. Total impact of these charges to the NA, IPC and IFP segments were $27, $20 and $14, respectively, for the three months ended March 31, 2025, and $38, $3 and $4, respectively, for the three months ended March 31, 2024, with the residual relating to Corporate & Other. See further discussion around our segment operating results in Note 7.
The following summarizes the 2024 Transformation Initiative liabilities activity:

2025
2024 Transformation Initiative liabilities as of January 1	$130
Charges for workforce reductions and other cash exit costs	43
Cash payments	(60)
Currency and other	(5)
2024 Transformation Initiative liabilities as of March 31	$108
2024 Transformation Initiative liabilities as of March 31, 2025 of $108 are recorded in Accrued expenses and other current liabilities. The charges related to the 2024 Transformation Initiative are reflected within Operating Activities of our condensed consolidated statements of cash flows.
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

During the three months ended March 31, 2025 and for the full year 2024, there were no significant transfers to or from level 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. As of March 31, 2025 and December 31, 2024, derivative assets were $166 and $189, respectively, and derivative liabilities were $109 and $137, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on the Secured Overnight Financing Rate ("SOFR") and interest rate swap curves and on commodity price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. See Note 6 for additional information on our use of derivative instruments.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at their estimated redemption values, which approximate fair value. As of March 31, 2025 and December 31, 2024, the securities were valued at $37. The securities are not traded in active markets, and their measurement is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $71 as of March 31, 2025 and December 31, 2024. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in Other Assets in the condensed consolidated balance sheets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		March 31, 2025		December 31, 2024
Assets
Cash and cash equivalents(a)	1	$563	$563	$1,021	$1,021
Time deposits(b)	1	110	110	196	196
Non-US government bonds(c)	2	7	7	15	15
Liabilities
Short-term debt(d)	2	51	51	3	3
Long-term debt(e)	2	7,196	6,707	7,440	6,853
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

Note 4.    Earnings Per Share ("EPS")
There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. The dilutive effect of stock options and other stock-based awards is reflected in diluted EPS by application of the treasury stock method. The average number of common shares outstanding is reconciled to those used in the basic and diluted EPS computations as follows:

	Three Months Ended March 31
(Millions of shares)	2025	2024
Basic	331.8	336.9
Dilutive effect of stock options and restricted share unit awards	1.5	1.4
Diluted	333.3	338.3
Options outstanding not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares were not material. The number of common shares outstanding as of March 31, 2025 and 2024 was 331.9 million and 336.8 million, respectively.
Note 5.    Stockholders' Equity
Net unrealized currency gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are recorded in Accumulated Other Comprehensive Income ("AOCI"). For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in AOCI rather than net income. Upon sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from AOCI and reported as part of the gain or loss on the sale or liquidation. The change in unrealized currency translation for the three months ended March 31, 2025 was primarily due to the strengthening of certain foreign currencies versus the U.S. dollar.
Also included in unrealized translation amounts are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.
The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges
Balance as of December 31, 2023	$(2,678)	$(791)		$39		$(152)
Other comprehensive income (loss) before reclassifications	(144)	3		1		60
(Income) loss reclassified from AOCI	—	8	(a)	(1)	(a)	—
Net current period other comprehensive income (loss)	(144)	11		—		60
Balance as of March 31, 2024	$(2,822)	$(780)		$39		$(92)

Balance as of December 31, 2024	$(3,068)	$(775)		$47		$30
Other comprehensive income (loss) before reclassifications	148	(10)		(1)		(19)
(Income) loss reclassified from AOCI	—	8	(a)	(1)	(a)	6	(b)
Net current period other comprehensive income (loss)	148	(2)		(2)		(13)
Balance as of March 31, 2025	$(2,920)	$(777)		$45		$17
(a)    Included in Nonoperating expense as part of the computation of net periodic benefit costs.
(b)    Included in Interest expense, Cost of products sold or Other (income) and expense, net, based on the income statement line that the hedged exposure affects earnings (see Note 6 for further details).
Note 6.    Objectives and Strategies for Using Derivatives
As a multinational enterprise, we are exposed to financial risks, such as changes in foreign currency exchange rates, interest rates, and commodity prices. We employ a number of practices to manage these risks, including operating and financing activities and, where appropriate, the use of derivative instruments.

As of March 31, 2025 and December 31, 2024, derivative assets were $166 and $189, respectively, and derivative liabilities were $109 and $137, respectively, primarily comprised of foreign currency exchange, interest rate and commodity price contracts. Derivative assets are recorded in Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.
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
Fair Value Hedges
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of March 31, 2025, the aggregate notional values and carrying values of debt subject to outstanding interest rate contracts designated as fair value hedges were $525 and $492, respectively. For the three months ended March 31, 2025 and 2024, gains or losses recognized in Interest expense for interest rate swaps were not material.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings. As of March 31, 2025, the aggregate notional value of outstanding foreign exchange derivative contracts designated as cash flow hedges was $3.2 billion. For the three months ended March 31, 2025 and 2024, no material gains or losses were reclassified into Interest expense, Cost of products sold or Other (income) and expense, net as a result of the discontinuance of cash flow hedges due to the original forecasted transaction no longer being probable of occurring. As of March 31, 2025, gains expected to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income) and expense, net during the next twelve months are $24. The maximum maturity of cash flow hedges in place as of March 31, 2025 is February 2028.
Net Investment Hedges
For derivative instruments that are designated and qualify as net investment hedges, the aggregate notional value was $1.7 billion as of March 31, 2025. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness. We recognize the interest accruals on cross-currency swap contracts in earnings within Interest expense. We amortize the forward points on foreign exchange contracts into earnings within Interest expense over the life of the hedging relationship. Changes in fair value of net investment hedges are recorded in AOCI and offset the change in the value of the net investment being hedged. For the three months ended March 31, 2025 and 2024, unrealized losses of $20 and unrealized gains of $27, respectively, related to net investment hedge fair value changes were recorded in AOCI and no material amounts were reclassified from AOCI to Interest expense.
For the three months ended March 31, 2025 and 2024, no material amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness.
Undesignated Hedging Instruments
Gains or losses on undesignated foreign exchange hedging instruments are immediately recognized in Other (income) and expense, net. Gains of $24 and losses of $23 were recorded for the three months ended March 31, 2025 and 2024, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. As of March 31, 2025, the notional value of these undesignated derivative instruments was approximately $3.4 billion.
Note 7.    Segment Reporting
In the fourth quarter of 2024, we realigned our internal operating and management structure as part of the 2024 Transformation Initiative. As result, we manage and report our operations through operating segments that have been aggregated into three reportable segments defined by geographic regions and product groupings: North America ("NA"), International Personal Care ("IPC") and International Family Care and Professional ("IFP"). Further, our measure of segment profitability was changed to include the effects of changes in exchange rates on monetary assets and liabilities for subsidiaries where we have adopted highly inflationary accounting. Segment results for the historical period presented in these condensed consolidated financial statements have been recast to reflect these changes.
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

The tables below present net sales and the significant expense categories that are included in Segment Operating Profit and regularly provided to our CODM:

	Three Months Ended March 31, 2025
	NA	IPC	IFP	Total
Net Sales	$2,666	$1,383	$791	$4,840

Cost of Products Sold	1,563	908	574	3,045
Advertising and Promotion Expense	165	105	18	288
Research, Selling and General Expense	262	175	93	530
Other (Income) and Expense, net(a)	—	1	—	1
Segment Operating Profit	$676	$194	$106	$976
Corporate & Other				(207)
Total Operating Profit				$769

	Three Months Ended March 31, 2024
	NA	IPC	IFP	Total
Net Sales	$2,774	$1,518	$857	$5,149

Cost of Products Sold	1,627	982	628	3,237
Advertising and Promotion Expense	190	110	16	316
Research, Selling and General Expense	290	175	102	567
Other (Income) and Expense, net(a)	—	9	1	10
Segment Operating Profit	$667	$242	$110	$1,019
Corporate & Other				(166)
Total Operating Profit				$853
(a)    Other (income) and expense, net primarily includes the effects of changes in exchange rates on monetary assets and liabilities for subsidiaries where we have adopted highly inflationary accounting.

Depreciation and amortization expense by segment was:

	Three Months Ended March 31
	2025	2024
NA	$104	$104
IPC	65	47
IFP	40	32
Total Segment Depreciation and Amortization	209	183
Corporate & Other	9	2
Total	$218	$185
Capital spending by segment was:

	Three Months Ended March 31
	2025	2024
NA	$143	$118
IPC	36	42
IFP	25	32
Total Segment Capital Spending	204	192
Corporate & Other	—	2
Total	$204	$194

Sales of Principal Products:

	Three Months Ended March 31
	2025	2024
Baby and Child Care	$1,637	$1,773
Family Care	1,569	1,599
Professional	689	823
Adult Care	475	463
Feminine Care	443	467
All other	27	24
Consolidated	$4,840	$5,149
Note 8.    Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	March 31, 2025			December 31, 2024
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$128	$260	$388	$122	$261	$383
Work in process	110	83	193	116	74	190
Finished goods	566	652	1,218	510	631	1,141
Supplies and other	—	316	316	—	308	308
	804	1,311	2,115	748	1,274	2,022
Excess of FIFO or weighted-average cost over LIFO cost	(206)	—	(206)	(200)	—	(200)
Total	$598	$1,311	$1,909	$548	$1,274	$1,822
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.
The following schedule presents a summary of property, plant and equipment, net:

	March 31, 2025	December 31, 2024
Land	$157	$157
Buildings	2,948	2,901
Machinery and equipment	15,246	15,020
Construction in progress	816	854
	19,167	18,932
Less accumulated depreciation	(11,660)	(11,419)
Total	$7,507	$7,513
Supplier Finance Program
We have a supplier finance program managed through two global financial institutions under which we agree to pay the financial institutions the stated amount of confirmed invoices from our participating suppliers on the invoice due date. We, or the global financial institutions, may terminate our agreements at any time upon 30 days written notice. The global financial institutions may terminate our agreements at any time upon three days written notice in the event there are insufficient funds available for disbursement. We do not provide any forms of guarantees under these agreements. Supplier participation in the program is solely up to the supplier, and the participating suppliers negotiate their arrangements directly with the global financial institutions. We have no economic interest in a supplier’s decision to participate in the program, and their participation has no bearing on our payment terms or amounts due. The payment terms that we have with our suppliers under this program generally range from 75 to 180 days and are considered commercially reasonable. The outstanding amount related to the suppliers participating in this program was $1.0 billion as of March 31, 2025 and December 31, 2024, and was recorded within Trade accounts payable.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This Management's Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations is intended to provide investors with an understanding of our recent performance, financial condition, cash flows and future prospects. The following MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 and the unaudited interim condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q. Our analysis compares results for the three months ended March 31, 2025 to the same period in 2024. Amounts are reported in millions of dollars, except per share amounts, unless otherwise noted. The following will be discussed and analyzed:
•Overview of Business and Recent Developments
•Consolidated Results
•Segment Results
•Liquidity and Capital Resources
Throughout this MD&A, we refer to financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S., or GAAP, and are therefore referred to as non-GAAP financial measures. We believe these measures provide our investors with additional information about our underlying results and trends, as well as insight to some of the financial measures used to evaluate management. For additional information and reconciliations to the most closely comparable financial measures presented in our condensed consolidated financial statements, which are calculated in accordance with U.S. GAAP, see "Summary of Non-GAAP Financial Measures" below.
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
The United States has recently announced changes to U.S. trade policy, including increasing tariffs on imports, in some cases significantly, and potentially negotiating or terminating existing trade agreements. For example, on April 2, 2025, the United States announced a new universal baseline tariff of 10%, plus an additional country-specific tariff for select trading partners, on all U.S. imports. These actions, and retaliatory tariffs imposed by other countries on U.S. exports, have led to significant volatility and uncertainty in global markets. Based on preliminary analysis of the potential effects of the new tariffs that are currently in effect in the U.S. as well as in other markets in which we operate, we estimate incremental costs of approximately $300 in 2025, most of which will be incurred by the North America segment. We are continuing to evaluate these developments and our ability to offset a portion of these costs to mitigate the impact on our business, consolidated results of operations, and financial condition.
In the fourth quarter of 2024, we realigned our internal operating and management structure as part of the 2024 Transformation Initiative. As result, we manage and report our operations through three reportable segments defined by geographic regions and product groupings: North America ("NA"), International Personal Care ("IPC") and International Family Care and Professional ("IFP"). Further, our measure of segment profitability was changed to include the effects of changes in exchange rates on monetary assets and liabilities for subsidiaries where we have adopted highly inflationary accounting. Segment results for the historical period presented in these condensed consolidated financial statements have been recast to reflect these changes. These segments are described in greater detail in Item 1, Note 7 to the unaudited interim condensed consolidated financial statements.

2024 Transformation Initiative
The 2024 Transformation Initiative is designed to sharpen our strategic focus through a new operating model that leverages three synergistic forces:
•Accelerating pioneering innovation to capture significant growth available in our categories by investing in science and technology to satisfy unmet and evolving consumer needs;
•Optimizing our margin structure to deliver superior consumer propositions and implement initiatives and deploy technology and data analytics designed to create a fast, adaptable, integrated supply chain with greater visibility that can deliver continuous improvement; and
•Wiring our organization for growth to drive agility, speed, and focused execution that extends our competitive advantages further into the future and improves the efficiency of our corporate and regional overhead cost structures.
The transformation is expected to impact our organization in all major geographies, and workforce reductions are expected to be in the range of 4% to 5%. Certain actions under the 2024 Transformation Initiative are being finalized for implementation, and accounting for such actions will commence when the actions are authorized for execution. The 2024 Transformation Initiative is expected to be completed by the end of 2026. Total pre-tax savings are expected to be $3.0 billion in gross productivity; inclusive of input cost and manufacturing cost savings, and $200 in selling, general and administrative expenses. Total costs are anticipated to be approximately $1.5 billion pre-tax. Cash costs are expected to be approximately half of that amount, primarily related to workforce reductions. Expected non-cash charges are primarily related to incremental depreciation and asset write-offs, including losses associated with the expected exit of certain markets. For the three months ended March 31, 2025 and 2024, total 2024 Transformation Initiative charges were $77 pre-tax ($77 after-tax) and $45 pre-tax ($34 after-tax), respectively. Through March 31, 2025, cumulative pre-tax charges for the 2024 Transformation Initiative were $534 ($416 after-tax).
War in Ukraine
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

Consolidated Results

	Three Months Ended March 31
	2025	2024	% Change
Net Sales	$4,840	$5,149	(6.0)%
Gross Profit	1,733	1,911	(9.3)%
Operating Profit	769	853	(9.8)%
Provision for income taxes	(165)	(184)	(10.3)%
Net Income Attributable to Kimberly-Clark Corporation	567	647	(12.4)%
Diluted Earnings per Share	1.70	1.91	(11.0)%

Adjusted Gross Profit(a)	1,786	1,911	(6.5)%
Adjusted Operating Profit(a)	844	898	(6.0)%
Adjusted Earnings per Share(a)	1.93	2.01	(4.0)%
Adjusted Effective Tax Rate(a)	21.4%	23.6%	(2.2)%
(a)    Adjusted amounts are Non-GAAP financial measures. See "Summary of Non-GAAP Financial Measures" below for reconciliations of our GAAP to Non-GAAP measures.
Net Sales
Drivers of the changes in net sales were:

Percent Change in Net Sales	Volume	Mix/Other	Net Price	Divestitures and Business Exits(c)	Currency Translation	Total(a)	Organic(b)
Three Months Ended	(0.2)	0.1	(1.5)	(2.0)	(2.4)	(6.0)	(1.6)
(a)    Total may not sum across due to rounding.
(b)    Represents the change in net sales excluding the impacts of currency translation and divestitures and business exits. Organic Sales Growth is a non-GAAP financial measure. See "Summary of Non-GAAP Financial Measures" below for reconciliations of our GAAP to non-GAAP measures.
(c)    Impact of the sale of the PPE business, the exit of the Company's private label diaper business in the United States, and other exited businesses and markets in conjunction with the 2024 Transformation Initiative.
Net sales of $4.8 billion for the three months ended March 31, 2025 declined 6.0% primarily due to unfavorable currency impacts, divestitures and business exits and lower organic sales. Organic sales decreased 1.6% driven by lower pricing as a result of ongoing strategic investments in price-pack architecture and enhancing value propositions across our portfolio, while volume and mix were flat compared to the prior year.
Gross and Operating Profits
Gross profit of $1.7 billion for the three months ended March 31, 2025 decreased 9.3%, while gross margin of 35.8% decreased 130 basis points. Gross margin in the current year included approximately 110 basis points for charges related to the 2024 Transformation Initiative, primarily for incremental depreciation expense and workforce reductions. Excluding these charges, adjusted gross margin decreased 20 basis points to 36.9% primarily due to higher manufacturing costs and unfavorable pricing net of cost inflation, partially offset by gross productivity savings from integrated margin management of approximately $110.
Operating profit of $769 for the three months ended March 31, 2025 decreased 9.8%. Results in 2025 and 2024 included charges of $75 and $45 related to the 2024 Transformation Initiative, respectively. Excluding these items, adjusted operating profit for the three months ended March 31, 2025 and 2024, was $844 and $898, respectively.

Drivers of the changes in adjusted operating profit were:

Percent Change in Adjusted Operating Profit	Volume	Net Price	Input Costs	Other Manufacturing Costs(a)	Currency Translation	Other(b)	Total(c)
Three Months Ended	(3.0)	(8.5)	(3.1)	4.5	(2.2)	6.3	(6.0)
(a)    Includes net impact of productivity initiatives, product and supply chain investments and other changes in cost of products sold.
(b)    Includes impact of changes in product mix, marketing, research and general expenses and other (income) and expense, net.
(c)    Adjusted Operating Profit is a non-GAAP financial measure. See "Summary of Non-GAAP Financial Measures" below for reconciliations of our GAAP to non-GAAP measures.
The decrease in adjusted operating profit resulted from lower net sales and adjusted gross profit discussed above partially offset by lower marketing, research and general expenses.
Net Income and Diluted EPS
Net income of $567 for the three months ended March 31, 2025 decreased 12.4% primarily due to the decrease in operating profit discussed above. Net interest expense of $57 was in line with the prior year. Our share of net income of equity companies was $44, a decrease of 27.9% primarily driven by Kimberly-Clark de Mexico, S.A.B. de C.V., due to unfavorable foreign currency effects, partially offset by pricing, lower general and administrative expenses and productivity savings. The effective tax rate was 23.8% in 2025 compared to 23.6% in 2024. The adjusted effective tax rate for the three months ended March 31, 2025 was 21.4% compared to 23.6% in 2024. The first quarter of 2025 benefited from the resolution of certain tax matters.
Diluted earnings per share of $1.70 for the three months ended March 31, 2025 decreased 11.0% reflective of the decrease in net income discussed above. Adjusted earnings per share of $1.93 decreased 4.0% primarily driven by lower adjusted operating profit, which more than offset the benefits from a lower adjusted effective rate and lower dilutive shares outstanding.

Segment Results
Drivers of the changes in segment net sales and operating profit were:

Percent Change in Segment Net Sales	Volume	Mix/Other	Net Price	Divestitures and Business Exits(c)	Currency Translation	Total(a)	Organic(b)
Three Months Ended
NA	(0.1)	0.1	(0.6)	(2.9)	(0.4)	(3.9)	(0.6)
IPC	(0.6)	0.3	(2.5)	—	(6.0)	(8.9)	(2.8)
IFP	0.5	(0.1)	(2.6)	(2.9)	(2.6)	(7.7)	(2.3)

Percent Change in Segment Operating Profit	Volume	Net Price	Input Costs	Other Manufacturing Costs(d)	Currency Translation	Other(e)	Total
Three Months Ended
NA	(3.0)	(2.5)	(2.3)	1.9	(0.5)	7.7	1.3
IPC	(2.8)	(15.4)	(9.5)	12.7	(5.0)	0.2	(19.8)
IFP	(0.1)	(20.4)	9.2	10.3	(3.8)	1.2	(3.6)
(a)    Total may not sum across due to rounding.
(b)    Represents the change in net sales excluding the impacts of currency translation and divestitures and business exits. Organic Sales Growth is a non-GAAP financial measure. See "Summary of Non-GAAP Financial Measures" below for reconciliations of our GAAP to non-GAAP measures.
(c)    Impact of the sale of the PPE business, the exit of the Company's private label diaper business in the United States, and other exited businesses and markets in conjunction with the 2024 Transformation Initiative.
(d)    Includes net impact of productivity initiatives, product and supply chain investments and other changes in cost of products sold.
(e)    Includes impact of changes in product mix, marketing, research and general expenses and other (income) and expense, net.
North America

	Three Months Ended March 31
	2025	2024	% change
Net Sales	$2,666	$2,774	(3.9)%
Operating Profit	676	667	1.3%
Net sales of $2.7 billion decreased 3.9%, primarily due to the sale of the PPE business and the exit of the private label diaper business in the US. Organic sales decreased 0.6% due to lower pricing, reflecting strategic investments to optimize our product offerings and value propositions across consumer and professional channels.
Operating profit of $676 increased 1.3% primarily due to lower marketing, research and general expenses and gross productivity savings, partially offset by the impacts of divestitures and business exits, unfavorable pricing net of cost inflation and lower volumes.
International Personal Care

	Three Months Ended March 31
	2025	2024	% change
Net Sales	$1,383	$1,518	(8.9)%
Operating Profit	194	242	(19.8)%
Net sales of $1.4 billion decreased 8.9% primarily due to unfavorable currency impacts of 6.0% and lower organic sales. Organic sales decreased 2.8% mainly driven by lower pricing reflecting planned investments to improve our price-value tiers across the portfolio. Volume and mix were slightly down compared to the prior year as volume growth in China was offset by declines in Latin America.
Operating profit of $194 decreased 19.8% primarily due to unfavorable pricing net of cost inflation and currency impacts, partially offset by gross productivity savings.

International Family Care & Professional

	Three Months Ended March 31
	2025	2024	% change
Net Sales	$791	$857	(7.7)%
Operating Profit	106	110	(3.6)%
Net sales of $791 decreased 7.7% primarily due to divestitures and business exits, unfavorable currency impacts and lower organic sales. Organic sales decreased 2.3% driven by lower pricing, reflecting actions taken in response to increased competition in the United Kingdom, Latin America and Australia.
Operating profit of $106 decreased 3.6% driven by unfavorable pricing net of cost inflation and currency impacts, partially offset by gross productivity savings.
Liquidity and Capital Resources
Cash Provided by Operations
Cash provided by operations was $327 during the three months ended March 31, 2025 compared to $438 in the prior year. The decrease was driven by lower operating profit and unfavorable changes in operating working capital, including higher cash payments related to our 2024 Transformation Initiative.
Investing
Cash used for investing was $119 during the three months ended March 31, 2025 compared to $181 in the prior year, primarily due to incremental cash flows from maturities of time deposits. During the three months ended March 31, 2025, our capital spending was $204 compared to $194 in the prior year. We anticipate that full year capital spending will be approximately $1.0 to $1.2 billion, including incremental spending from the 2024 Transformation Initiative.
Financing
Cash used for financing was $683 during the three months ended March 31, 2025 compared to $485 in the prior year. This increase was primarily due to debt repayments during the current year. During the three months ended March 31, 2025, we repurchased 458 thousand shares of our common stock pursuant to our publicly announced share repurchase programs at a total cost of $61 through a broker in the open market.
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other short-term debt issued by non-U.S. subsidiaries, was $51 as of March 31, 2025 (included in Debt payable within one year on the condensed consolidated balance sheets). The average month-end balance of short-term debt for the three months ended March 31, 2025 was $41. These short-term borrowings provide supplemental funding to support our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
As of March 31, 2025 and December 31, 2024, total debt was $7.2 billion and $7.4 billion, respectively.
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
We believe that our ability to generate cash from operations and our capacity to issue short-term and long-term debt are adequate to fund working capital, obligations related to our 2024 Transformation Initiative, capital spending, pension contributions, share repurchases, dividends and other needs for the foreseeable future. Further, we do not expect restrictions or taxes on repatriation of cash held outside of the U.S. to have a material effect on our overall business, liquidity, financial condition or results of operations for the foreseeable future.
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
The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume increases. In addition, many factors outside our control, including the risk that we are not able to realize the anticipated benefits of the 2024 Transformation Initiative (including risks related to disruptions to our business or operations or related to any delays in implementation), war in Ukraine (including the related responses of consumers, customers, and suppliers and sanctions issued by the U.S., the European Union, Russia or other countries), government trade or similar regulatory actions (including current and potential trade and tariff actions affecting the countries where we operate and the resulting negative impacts on our supply chain, commodity costs, and consumer spending), pandemics, epidemics, fluctuations in foreign currency exchange rates, the prices and availability of our raw materials, supply chain disruptions, disruptions in the capital and credit markets, counterparty defaults (including customers, suppliers and financial institutions with which we do business), failure to realize the expected benefits or synergies from our acquisition and disposition activity, impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing, changes in customer preferences, severe weather conditions, regional instabilities and hostilities (including the war in Israel), potential competitive pressures on selling prices for our products, energy costs, general economic and political conditions globally and in the markets in which we do business, as well as our ability to maintain key customer relationships, could affect the realization of these estimates.
The factors described under Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, or in our other SEC filings, among others, could cause our future results to differ from those expressed in any forward-looking statements made by us or on our behalf. Other factors not presently known to us or that we presently consider immaterial could also affect our business operations and financial results.
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
These non-GAAP financial measures are not meant to be considered in isolation or as a substitute for the comparable GAAP measures, and they should be read only in conjunction with our unaudited interim condensed consolidated financial statements prepared in accordance with GAAP. There are limitations to these non-GAAP financial measures because they are not prepared in accordance with GAAP and may not be comparable to similarly titled measures of other companies due to potential differences in methods of calculation and items being excluded. We compensate for these limitations by using these non-GAAP financial measures as a supplement to the GAAP measures and by providing reconciliations of the non-GAAP and comparable GAAP financial measures.
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
The following table provides a reconciliation of Organic Sales Growth:

	Three Months Ended March 31, 2025
	Percent change vs. the prior year period
	NA	IPC	IFP	Consolidated
Net Sales Growth	(3.9)	(8.9)	(7.7)	(6.0)
Currency Translation	0.4	6.0	2.6	2.4
Divestitures and Business Exits	2.9	—	2.9	2.0
Organic Sales Growth(a)	(0.6)	(2.8)	(2.3)	(1.6)
(a)    Table may not foot due to rounding.
The following table provides a reconciliation of Adjusted Gross Profit:

	Three Months Ended March 31
	2025	2024
Gross Profit	$1,733	$1,911
2024 Transformation Initiative	53	—
Adjusted Gross Profit	$1,786	$1,911
The following table provides a reconciliation of Adjusted Operating Profit:

	Three Months Ended March 31
	2025	2024
Operating Profit	$769	$853
2024 Transformation Initiative	75	45
Adjusted Operating Profit	$844	$898

The following table provides a reconciliation of Adjusted Earnings per Share:

	Three Months Ended March 31
	2025	2024
Diluted Earnings per Share	$1.70	$1.91
2024 Transformation Initiative	0.23	0.10
Adjusted Earnings per Share(a)	$1.93	$2.01
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
The following table provides a reconciliation of the Adjusted Effective Tax Rate:

	Three Months Ended March 31
	2025		2024
	Income Before Income Taxes and Equity Interests	Provision for Income Taxes	Income Before Income Taxes and Equity Interests	Provision for Income Taxes
As Reported	$694	$(165)	$781	$(184)
2024 Transformation Initiative	77	—	45	(11)
As Adjusted	$771	$(165)	$826	$(195)

Effective Tax Rate
As Reported		23.8%		23.6%
As Adjusted		21.4%		23.6%
Item 4.    Controls and Procedures
As of March 31, 2025, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2025. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the three months ended March 31, 2025 were made through a broker in the open market.
The following table contains information for shares repurchased during the three months ended March 31, 2025. None of the shares in this table were repurchased directly from any of our officers or directors.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(a)
January 1 to January 31	156,276	$127.95	8,286,009	31,713,991
February 1 to February 28	146,499	134.86	8,432,508	31,567,492
March 1 to March 31	154,848	141.01	8,587,356	31,412,644
Total	457,623
(a)Share repurchases were made pursuant to a share repurchase program authorized by our Board of Directors on January 22, 2021 (the "2021 Program"). The 2021 Program allows for the repurchase of 40 million shares in an amount not to exceed $5 billion.

Item 5.    Other Information
(c)Our directors and officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2025, no such plans or other arrangements were adopted or terminated.

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
April 22, 2025