Form 10-Q
period 2025-06-30
KIMBERLY CLARK CORP
filed 2025-08-01
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
(Zip code)
(972) 281-1200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock-$1.25 par value	KMB	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of July 25, 2025, there were 331,779,938 shares of the Corporation's common stock outstanding.

PART I     FINANCIAL INFORMATION
Item 1.    Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share amounts)	2025	2024	2025	2024
Net Sales	$4,163	$4,231	$8,217	$8,557
Cost of products sold	2,707	2,637	5,252	5,277
Gross Profit	1,456	1,594	2,965	3,280
Marketing, research and general expenses	863	967	1,718	1,918
Other (income) and expense, net	1	88	24	108
Operating Profit	592	539	1,223	1,254
Nonoperating expense	(17)	(15)	(34)	(30)
Interest income	5	9	12	19
Interest expense	(67)	(72)	(131)	(139)
Income from Continuing Operations Before Income Taxes and Equity Interests	513	461	1,070	1,104
Provision for income taxes	(116)	(60)	(247)	(208)
Income from Continuing Operations Before Equity Interests	397	401	823	896
Share of net income of equity companies	47	63	91	124
Income from Continuing Operations	444	464	914	1,020
Income from Discontinued Operations, Net of Income Taxes	68	89	171	191
Net Income	512	553	1,085	1,211
Net income attributable to noncontrolling interests	(3)	(9)	(9)	(20)
Net Income Attributable to Kimberly-Clark Corporation	$509	$544	$1,076	$1,191

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic:
Continuing operations	$1.33	$1.35	$2.73	$2.97
Discontinued operations	0.20	0.26	0.51	0.56
Basic Earnings per Share	$1.53	$1.61	$3.24	$3.53

Diluted:
Continuing operations	$1.33	$1.35	$2.72	$2.96
Discontinued operations	0.20	0.26	0.51	0.56
Diluted Earnings per Share	$1.53	$1.61	$3.23	$3.52
See Notes to the Unaudited Interim Condensed Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2025	2024	2025	2024
Net Income	$512	$553	$1,085	$1,211
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	224	(48)	372	(197)
Employee postretirement benefits	(5)	10	(9)	21
Cash flow hedges	(86)	57	(99)	120
Total Other Comprehensive Income (Loss), Net of Tax	133	19	264	(56)
Comprehensive Income	645	572	1,349	1,155
Comprehensive income attributable to noncontrolling interests	(9)	(6)	(15)	(14)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$636	$566	$1,334	$1,141
See Notes to the Unaudited Interim Condensed Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except par value)	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$634	$1,010
Accounts receivable, net	2,007	1,728
Inventories	1,558	1,452
Other current assets	572	694
Current assets of discontinued operations	786	696
Total Current Assets	5,557	5,580
Property, Plant and Equipment, Net	6,317	6,284
Investments in Equity Companies	359	314
Goodwill	1,836	1,796
Other Intangible Assets, Net	81	80
Other Assets	1,001	984
Non-current Assets of Discontinued Operations	1,620	1,508
TOTAL ASSETS	$16,771	$16,546

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$771	$564
Trade accounts payable	3,253	3,264
Accrued expenses and other current liabilities	2,019	2,091
Dividends payable	415	402
Current liabilities of discontinued operations	713	683
Total Current Liabilities	7,171	7,004
Long-Term Debt	6,470	6,854
Non-current Employee Benefits	619	628
Deferred Income Taxes	243	300
Other Liabilities	680	609
Non-current Liabilities of Discontinued Operations	148	139
Redeemable Preferred Securities of Subsidiaries	37	37
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1,200.0 million shares; issued 378.6 million shares as of June 30, 2025 and December 31, 2024	473	473
Additional paid-in capital	798	862
Common stock held in treasury, at cost - 46.7 and 46.8 million shares as of June 30, 2025 and December 31, 2024, respectively	(5,986)	(5,986)
Retained earnings	9,494	9,257
Accumulated other comprehensive income (loss)	(3,508)	(3,766)
Total Kimberly-Clark Corporation Stockholders' Equity	1,271	840
Noncontrolling Interests	132	135
Total Stockholders' Equity	1,403	975
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,771	$16,546
See Notes to the Unaudited Interim Condensed Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2025
(In millions, except per share amounts. Shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2025	378,597	$473	$842	46,730	$(5,985)	$9,406	$(3,635)	$123	$1,224
Net income in stockholders' equity(a)	—	—	—	—	—	509	—	3	512
Other comprehensive income, net of tax(a)	—	—	—	—	—	—	127	6	133
Stock-based awards exercised or vested	—	—	(88)	(505)	67	—	—	—	(21)
Repurchases of common stock	—	—	—	457	(61)	—	—	—	(61)
Recognition of stock-based compensation	—	—	39	—	—	—	—	—	39
Dividends declared ($1.26 per share)	—	—	—	—	—	(419)	—	1	(418)
Other	—	—	5	—	(7)	(2)	—	(1)	(5)
Balance at June 30, 2025	378,597	$473	$798	46,682	$(5,986)	$9,494	$(3,508)	$132	$1,403

	Six Months Ended June 30, 2025
(In millions, except per share amounts. Shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	378,597	$473	$862	46,798	$(5,986)	$9,257	$(3,766)	$135	$975
Net income in stockholders' equity(a)	—	—	—	—	—	1,076	—	9	1,085
Other comprehensive income, net of tax(a)	—	—	—	—	—	—	258	6	264
Stock-based awards exercised or vested	—	—	(141)	(1,031)	130	—	—	—	(11)
Repurchases of common stock	—	—	—	915	(123)	—	—	—	(123)
Recognition of stock-based compensation	—	—	70	—	—	—	—	—	70
Dividends declared ($2.52 per share)	—	—	—	—	—	(837)	—	(17)	(854)
Other	—	—	7	—	(7)	(2)	—	(1)	(3)
Balance at June 30, 2025	378,597	$473	$798	46,682	$(5,986)	$9,494	$(3,508)	$132	$1,403
(a)    Excludes redeemable interests' share.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2024
(In millions, except per share amounts. Shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2024	378,597	$473	$877	41,823	$(5,252)	$8,601	$(3,655)	$140	$1,184
Net income in stockholders' equity(a)	—	—	—	—	—	544	—	8	552
Other comprehensive income, net of tax(a)	—	—	—	—	—	—	22	(2)	20
Stock-based awards exercised or vested	—	—	(113)	(997)	114	—	—	—	1
Repurchases of common stock	—	—	—	762	(103)	—	—	—	(103)
Recognition of stock-based compensation	—	—	38	—	—	—	—	—	38
Dividends declared ($1.22 per share)	—	—	—	—	—	(411)	—	(1)	(412)
Other	—	—	—	—	—	—	1	—	1
Balance at June 30, 2024	378,597	$473	$802	41,588	$(5,241)	$8,734	$(3,632)	$145	$1,281

	Six Months Ended June 30, 2024
(In millions, except per share amounts. Shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	378,597	$473	$878	41,599	$(5,222)	$8,368	$(3,582)	$153	$1,068
Net income in stockholders' equity(a)	—	—	—	—	—	1,191	—	18	1,209
Other comprehensive income, net of tax(a)	—	—	—	—	—	—	(50)	(6)	(56)
Stock-based awards exercised or vested	—	—	(150)	(1,232)	140	—	—	—	(10)
Repurchases of common stock	—	—	—	1,221	(159)	—	—	—	(159)
Recognition of stock-based compensation	—	—	69	—	—	—	—	—	69
Dividends declared ($2.44 per share)	—	—	—	—	—	(822)	—	(20)	(842)
Other	—	—	5	—	—	(3)	—	—	2
Balance at June 30, 2024	378,597	$473	$802	41,588	$(5,241)	$8,734	$(3,632)	$145	$1,281
(a)    Excludes redeemable interests' share.
See Notes to the Unaudited Interim Condensed Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
(In millions)	2025	2024
Operating Activities
Net income	$1,085	$1,211
Depreciation and amortization	440	373
Asset impairments	—	5
Stock-based compensation	73	71
Deferred income taxes	(30)	(79)
Net (gains) losses on asset and business dispositions	36	83
Equity companies' earnings (in excess of) less than dividends paid	(50)	(82)
Operating working capital	(471)	(135)
Postretirement benefits	9	3
Other	5	9
Cash Provided by Operations	1,097	1,459
Investing Activities
Capital spending	(401)	(352)
Proceeds from asset and business dispositions	12	14
Investments in time deposits	(227)	(242)
Maturities of time deposits	282	235
Other	22	(31)
Cash Used for Investing	(312)	(376)
Financing Activities
Cash dividends paid	(824)	(809)
Change in short-term debt	51	7
Debt repayments	(250)	—
Proceeds from exercise of stock options	36	41
Repurchases of common stock	(120)	(156)
Cash dividends paid to noncontrolling interests	(18)	(19)
Other	(58)	(62)
Cash Used for Financing	(1,183)	(998)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	34	(15)
Change in Cash and Cash Equivalents	(364)	70

Cash and cash equivalents from continuing operations - beginning of period	1,010	1,075
Cash and cash equivalents from discontinued operations - beginning of period (a)	11	18
Cash and Cash Equivalents - Beginning of Period	1,021	1,093

Cash and cash equivalents from continuing operations - end of period	634	1,149
Cash and cash equivalents from discontinued operations - end of period(a)	23	14
Cash and Cash Equivalents - End of Period	$657	$1,163
(a)    Included in Current assets of discontinued operations.

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
For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2024. The terms "Corporation," "Company," "Kimberly-Clark," "K-C," "we," "our" and "us" refer to Kimberly-Clark Corporation and its consolidated subsidiaries.
International Family Care and Professional ("IFP") Transaction
On June 5, 2025, we announced that the Company will form a joint venture with Suzano S.A. ("Suzano") and Suzano International Holding B.V., a wholly-owned subsidiary of Suzano ("Buyer"), comprised of substantially all the operations of the Company's former International Family Care and Professional ("IFP") segment (the "IFP Business"). To facilitate this transaction, we entered into an Equity and Asset Purchase Agreement (the "Purchase Agreement") with Buyer, pursuant to which we will, among other things, effectuate a reorganization through the transfer of certain assets, liabilities and equity interests of the IFP Business to Kimberly-Clark IFP NewCo B.V., an indirect wholly-owned subsidiary of the Company (the "Joint Venture"). At the time of closing, which is expected to take place in mid-2026 and will only take place following the satisfaction of consultation requirements and customary closing conditions, including obtaining required regulatory approvals, Buyer will acquire a 51% interest in the Joint Venture for a purchase price of approximately $1.7 billion, subject to certain closing adjustments set forth in the Purchase Agreement, and we will retain a 49% equity interest (the "IFP Transaction").
In accordance with ASC 205, Presentation of Financial Statements, we determined the IFP Transaction represents a strategic shift that will have a major effect on our operations and financial results. Accordingly, effective in the second quarter of fiscal 2025, the results of the IFP Business are reported as discontinued operations in the accompanying Condensed Consolidated Statements of Income and have been excluded from both continuing operations and segment results for all periods presented. Further, the assets and liabilities of the IFP Business are classified as discontinued operations in the accompanying Condensed Consolidated Balance Sheets for all periods presented, and the Company has ceased depreciating and amortizing the long-lived assets of the IFP Business. The Condensed Consolidated Statements of Comprehensive Income, Stockholders' Equity and Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. Unless otherwise noted, amounts and disclosures in the Notes to the Unaudited Interim Condensed Consolidated Financial Statements reflect only Kimberly-Clark's continuing operations. See Note 3 for additional details.
Highly Inflationary Accounting
GAAP requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100%. Under highly inflationary accounting, the countries’ functional currency becomes the U.S. dollar, and its income statement and balance sheet are measured in U.S. dollars using both current and historical rates of exchange.
As of July 1, 2018, we adopted highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”). The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net. As of June 30, 2025, K-C Argentina had an immaterial net peso monetary position. Net sales of K-C Argentina were approximately 1% of our consolidated net sales for the three and six months ended June 30, 2025 and 2024.

As of April 1, 2022, we adopted highly inflationary accounting for our subsidiary in Türkiye (“K-C Türkiye”). The effect of changes in exchange rates on lira-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net. As of June 30, 2025, K-C Türkiye had an immaterial net lira monetary position. Net sales of K-C Türkiye were less than 1% of our consolidated net sales for the three and six months ended June 30, 2025 and 2024.
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
The 2024 Transformation Initiative is expected to be completed by the end of 2026, with total costs anticipated to be approximately $1.5 billion pre-tax. Cash costs are expected to be approximately 60% of that amount, primarily related to workforce reductions and other program costs. Expected non-cash charges are primarily related to incremental depreciation and asset write-offs, including losses associated with the expected exit of certain markets. Through June 30, 2025, cumulative pre-tax charges for the 2024 Transformation Initiative were $656 ($511 after-tax).

The following charges were incurred in connection with the 2024 Transformation Initiative:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Cost of products sold:
Charges for workforce reductions	$—	$34	$14	$34
Asset write-offs	20	5	20	5
Incremental depreciation	57	3	89	3
Other exit costs	5	3	12	3
Total	82	45	135	45
Marketing, research and general expenses:
Charges for workforce reductions	13	46	15	69
Other exit costs	26	24	46	46
Total	39	70	61	115
Other (income) and expense, net(a)	—	75	—	75
Nonoperating expense	1	—	3	—
Total charges(b)	122	190	199	235
Provision for income taxes	(27)	(73)	(27)	(84)
Net charges	95	117	172	151
Net impact related to noncontrolling interests	(4)	—	(4)	—
Net charges attributable to Kimberly-Clark Corporation	$91	$117	$168	$151
(a)Other (Income) and expense, net includes losses recognized for the exit of certain businesses and markets as part of the 2024 Transformation Initiative.
(b)We do not include 2024 Transformation Initiative charges within our segment operating results. Total impact of these charges to the NA and IPC segments were $58 and $71, respectively, for the three months ended June 30, 2025, $27 and $126, respectively, for the three months ended June 30, 2024, $85 and $91, respectively, for the six months ended June 30, 2025, and $65 and $129, respectively, for the six months ended June 30, 2024, with the residual relating to Corporate & Other. See further discussion around our segment operating results in Note 8.
The following summarizes the 2024 Transformation Initiative liabilities activity:

2025
2024 Transformation Initiative liabilities as of January 1	$130
Charges for workforce reductions and other cash exit costs	86
Cash payments	(130)
Currency and other	—
2024 Transformation Initiative liabilities as of June 30	$86
2024 Transformation Initiative liabilities are recorded in Accrued expenses and other current liabilities. The charges related to the 2024 Transformation Initiative are reflected within Operating Activities of our Condensed Consolidated Statements of Cash Flows.

Note 3.    Discontinued Operations
As disclosed in Note 1, on June 5, 2025, we announced the sale of a controlling equity interest in a newly formed Joint Venture comprised of our IFP Business. At the time of closing, Buyer will acquire a 51% interest in the Joint Venture for a purchase price of approximately $1.7 billion, subject to certain post-closing adjustments set forth in the Purchase Agreement. We will retain a 49% equity interest in the Joint Venture which we expect will initially be recorded at fair value and subsequently accounted for using the equity method of accounting. The transaction is expected to close in mid-2026, pending the satisfaction of consultation requirements and customary closing conditions, including obtaining required regulatory approvals, set forth in the Purchase Agreement.
Financial Information of Discontinued Operations
The following table presents the components of Income from Discontinued Operations, Net of Income Taxes:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Net Sales	$802	$798	$1,588	$1,621
Cost of products sold	592	582	1,154	1,180
Gross Profit	210	216	434	441
Marketing, research and general expenses	108	99	194	187
Other (income) and expense, net	2	1	2	—
Operating Profit	100	116	238	254
Nonoperating expense	1	—	—	—
Income from discontinued operations before income taxes	101	116	238	254
Provision for income taxes	(33)	(27)	(67)	(63)
Income from Discontinued Operations, Net of Income Taxes	$68	$89	$171	$191
As a result of the IFP Transaction, we incurred separation costs of $33 for the three months ended June 30, 2025, which are included in Income from Discontinued Operations, Net of Income Taxes. These costs were primarily related to external advisory, legal, accounting, contractor and other incremental costs directly related to the IFP Transaction.
The following table presents significant non-cash items and capital expenditures of discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Depreciation and Amortization	$28	$32	$68	$64
Capital Spending	21	22	46	54

The following table presents the components of assets and liabilities classified as discontinued operations:

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$23	$11
Accounts receivable, net	330	281
Inventories	415	370
Other current assets	18	34
Current Assets of Discontinued Operations	$786	$696

Property, Plant and Equipment, Net	$1,318	$1,229
Goodwill	184	168
Other Intangible Assets, Net	7	7
Other Assets	111	104
Non-current Assets of Discontinued Operations	$1,620	$1,508

Liabilities
Debt payable within one year	$5	$4
Trade accounts payable	475	451
Accrued expenses and other current liabilities	233	228
Current Liabilities of Discontinued Operations	$713	$683

Long-Term Debt	$20	$21
Non-current Employee Benefits	15	15
Deferred Income Taxes	32	26
Other Liabilities	81	77
Non-current Liabilities of Discontinued Operations	$148	$139
Joint Venture Agreement and Ancillary Agreements
Upon the closing, K-C, Buyer and the Joint Venture will enter into a joint venture agreement (the "JVA"), which will set forth provisions relating to, among other things, the governance of the Joint Venture following closing, transfer restrictions with respect to the parties’ interests in the Joint Venture, and the option of Buyer to purchase K-C's equity interests in the Joint Venture. We will also enter into certain ancillary agreements including intellectual property rights, transition services agreements (the "TSA") and transitional supply arrangements (the "Supply Agreements"). Pursuant to the TSA, K-C will provide certain services to the Joint Venture, on an interim, transitional basis from and after the closing for an initial duration of 18 months, with certain extension rights provided therein. Pursuant to the Supply Agreements, K-C will manufacture and supply certain products to the Joint Venture and, similarly, the Joint Venture will manufacture and supply certain products to K-C for a period of up to 36 months following the closing with certain extension rights provided therein.
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

During the six months ended June 30, 2025 and for the full year 2024, there were no significant transfers to or from level 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. As of June 30, 2025 and December 31, 2024, derivative assets were $82 and $189, respectively, and derivative liabilities were $253 and $137, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on the Secured Overnight Financing Rate ("SOFR") and interest rate swap curves and on commodity price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. See Note 7 for additional information on our use of derivative instruments.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at their estimated redemption values, which approximate fair value. As of June 30, 2025 and December 31, 2024, the securities were valued at $37. The securities are not traded in active markets, and their measurement is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $70 and $71 as of June 30, 2025 and December 31, 2024, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in Other Assets in the Condensed Consolidated Balance Sheets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		June 30, 2025		December 31, 2024
Assets
Cash and cash equivalents(a)	1	$634	$634	$1,010	$1,010
Time deposits(b)	1	142	142	181	181
Non-US government bonds(c)	2	—	—	15	15
Liabilities
Short-term debt(d)	2	59	59	3	3
Long-term debt(e)	2	7,182	6,733	7,415	6,828
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

Note 5.    Earnings Per Share
Basic and diluted earnings per share ("EPS") were calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share amounts)	2025	2024	2025	2024
Income from Continuing Operations	$444	$464	$914	$1,020
Less: Net income attributable to noncontrolling interests	(3)	(9)	(9)	(20)
Income from Continuing Operations Attributable to Kimberly-Clark Corporation	441	455	905	1,000
Income from Discontinued Operations, Net of Income Taxes	68	89	171	191
Net Income Attributable to Kimberly-Clark Corporation	$509	$544	$1,076	$1,191

Weighted-Average Common Shares
Basic	332.1	337.1	331.9	337.0
Dilutive effect of stock options and restricted share unit awards	1.2	0.9	1.4	1.2
Diluted	333.3	338.0	333.3	338.2

Basic:
Continuing operations	$1.33	$1.35	$2.73	$2.97
Discontinued operations	0.20	0.26	0.51	0.56
Basic Earnings per Share	$1.53	$1.61	$3.24	$3.53

Diluted:
Continuing operations	$1.33	$1.35	$2.72	$2.96
Discontinued operations	0.20	0.26	0.51	0.56
Diluted Earnings per Share	$1.53	$1.61	$3.23	$3.52
We use the treasury stock method to calculate the dilutive effect of stock options and other stock-based awards. Options outstanding not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares were not material. The number of common shares outstanding as of June 30, 2025 and 2024 was 331.9 million and 337.0 million, respectively.
Note 6.    Stockholders' Equity
Net unrealized currency gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are recorded in Accumulated Other Comprehensive Income ("AOCI"). For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in AOCI rather than net income. Upon sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from AOCI and reported as part of the gain or loss on the sale or liquidation. The change in unrealized currency translation for the six months ended June 30, 2025 was primarily due to the strengthening of certain foreign currencies versus the U.S. dollar.
Also included in unrealized translation amounts are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.

The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation		Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges
Balance as of December 31, 2023	$(2,678)		$(791)		$39		$(152)
Other comprehensive income (loss) before reclassifications	(232)		7		(1)		92
(Income) loss reclassified from AOCI	45	(b)	15	(a)	(1)	(a)	25	(c)
Net current period other comprehensive income (loss)	(187)		22		(2)		117
Balance as of June 30, 2024	$(2,865)		$(769)		$37		$(35)

Balance as of December 31, 2024	$(3,068)		$(775)		$47		$30
Other comprehensive income (loss) before reclassifications	362		(29)		5		(107)
(Income) loss reclassified from AOCI	—		17	(a)	(2)	(a)	12	(c)
Net current period other comprehensive income (loss)	362		(12)		3		(95)
Balance as of June 30, 2025	$(2,706)		$(787)		$50		$(65)
(a)    Included in Nonoperating expense as part of the computation of net periodic benefit costs.
(b)    Included in Other (income) and expense, net as part of the charges related to the 2024 Transformation Initiative (see Note 2).
(c)    Included in Interest expense, Cost of products sold or Other (income) and expense, net, based on the income statement line that the hedged exposure affects earnings. For the six months ended June 30, 2025, losses of $20 were reclassified into Income from Discontinued Operations, Net of Income Taxes due to the discontinuance of cash flow hedge accounting as a result of the IFP Transaction (see Note 7 for further details).
Note 7.    Objectives and Strategies for Using Derivatives
As a multinational enterprise, we are exposed to financial risks, such as changes in foreign currency exchange rates, interest rates, and commodity prices. We employ a number of practices to manage these risks, including operating and financing activities and, where appropriate, the use of derivative instruments.
As of June 30, 2025 and December 31, 2024, derivative assets were $82 and $189, respectively, and derivative liabilities were $253 and $137, respectively, primarily comprised of foreign currency exchange, interest rate and commodity price contracts. Derivative assets are recorded in Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.
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

Commodity Price Risk
We use derivative instruments, such as commodity forward and price swap contracts, to hedge a portion of our exposure to market risk arising from changes in prices of certain commodities. These derivatives are primarily designated as cash flow hedges of specific quantities of the underlying commodity expected to be purchased in future months. In addition, we utilize negotiated contracts of varying durations along with strategic pricing mechanisms to manage volatility for a portion of our commodity costs.
Fair Value Hedges
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of June 30, 2025, the aggregate notional values and carrying values of debt subject to outstanding interest rate contracts designated as fair value hedges were $525 and $501, respectively. For the six months ended June 30, 2025 and 2024, gains or losses recognized in Interest expense for interest rate swaps were not material.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings. As of June 30, 2025, the aggregate notional value of outstanding foreign exchange and commodity derivative contracts designated as cash flow hedges was $2.6 billion. For the six months ended June 30, 2025, we discontinued cash flow hedge accounting for certain foreign exchange and commodity instruments with a notional value of $681 because the forecasted transactions were no longer probable of occurring due to the IFP Transaction. As a result, pre-tax losses of $20 were reclassified from AOCI into Income from Discontinued Operations, Net of Income Taxes. For the six months ended June 30, 2024, no material gains or losses were reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedge accounting. As of June 30, 2025, losses expected to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income) and expense, net during the next twelve months are $32. The maximum maturity of cash flow hedges in place as of June 30, 2025 is May 2028.
Net Investment Hedges
For derivative instruments that are designated and qualify as net investment hedges, the aggregate notional value was $1.3 billion as of June 30, 2025. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness. We recognize the interest accruals on cross-currency swap contracts in earnings within Interest expense. We amortize the forward points on foreign exchange contracts into earnings within Interest expense over the life of the hedging relationship. Unrealized gains and losses related to changes in fair value of net investment hedges are recorded in AOCI and offset the change in the value of the net investment being hedged. Unrealized losses of $128 and unrealized gains of $18 were recorded in AOCI for the three months ended June 30, 2025 and 2024, respectively. Unrealized losses of $148 and unrealized gains of $45 were recorded in AOCI for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, no material amounts were reclassified from AOCI to Interest expense.
For the six months ended June 30, 2025 and 2024, no material amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness.
Undesignated Hedging Instruments
Gains or losses on undesignated foreign exchange and commodity hedging instruments are immediately recognized in Other (income) and expense, net. Gains of $38 and losses of $9 were recorded for the three months ended June 30, 2025 and 2024, respectively. Gains of $62 and losses of $32 were recorded in the six months ended June 30, 2025 and 2024, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. As of June 30, 2025, the notional value of these undesignated derivative instruments was approximately $5.2 billion.

Note 8.    Segment Reporting
The Company's continuing operations are organized into two reportable segments defined by geographic region: North America ("NA") and International Personal Care ("IPC").
These segments differ from those used in prior periods due to changes to our reportable segments effective in the fourth quarter of 2024 (refer to our Annual Report on Form 10-K for further details) and the following changes effective in the second quarter of 2025:
IFP Transaction
As a result of the IFP Transaction discussed in Notes 1 and 3, the results of operations and applicable assets and liabilities of the IFP Business are reported as discontinued operations in the Company's financial statements and are excluded from segment results for all periods presented. This includes certain costs that were previously allocated to the IPC segment that relate to assets or activities that are part of the IFP Transaction. These costs have been removed from the results of the IPC segment and are reported as discontinued operations. Additionally, certain operations and commercial activities of the former IFP segment retained by K-C are now reported in the NA and IPC segments.
Corporate and Other
Corporate and Other was updated for all periods presented to include the following:
•Operations of the former IFP segment that were divested prior to the IFP Transaction and therefore not reported as discontinued operations.
•Costs previously allocated to the former IFP segment that are not directly attributable to the operations included in the IFP Transaction and therefore are not reported as discontinued operations.
The reportable segments were determined in accordance with how our Chief Executive Officer, who is our chief operating decision maker ("CODM"), develops and executes global strategies to drive growth and profitability. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. The primary measure of segment profitability utilized by our CODM is segment operating profit. Our CODM uses this measure to assess the operating results and performance of our segments, perform analytical comparisons to budget and allocate resources to each segment. Segment operating profit excludes Corporate & Other, which primarily encompasses certain unallocated general corporate expenses, impairment charges, one-time (gains) or losses associated with acquisitions and divestitures, costs related to our reorganization activities that are not associated with the ongoing operations of the segments, certain operations of the former IFP segment that were divested prior to the IFP Transaction, and costs previously allocated to the former IFP segment that aren't reported as discontinued operations. Our CODM does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
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
The tables below present net sales and the significant expense categories that are included in Segment Operating Profit and regularly provided to our CODM:

	Three Months Ended June 30, 2025
	NA	IPC	Total
Segment Net Sales	$2,730	$1,433	$4,163
Corporate & Other			—
Total Net Sales			$4,163

Cost of Products Sold	1,642	967	2,609
Advertising and Promotion Expense	170	98	268
Research, Selling and General Expense	263	183	446
Other (Income) and Expense, net(a)	—	3	3
Segment Operating Profit	$655	$182	$837
Corporate & Other			(245)
Total Operating Profit			$592

	Six Months Ended June 30, 2025
	NA	IPC	Total
Segment Net Sales	$5,398	$2,819	$8,217
Corporate & Other			—
Total Net Sales			$8,217

Cost of Products Sold	3,205	1,873	5,078
Advertising and Promotion Expense	335	203	538
Research, Selling and General Expense	525	356	881
Other (Income) and Expense, net(a)	—	4	4
Segment Operating Profit	$1,333	$383	$1,716
Corporate & Other			(493)
Total Operating Profit			$1,223

	Three Months Ended June 30, 2024
	NA	IPC	Total
Segment Net Sales	$2,783	$1,427	$4,210
Corporate & Other			21
Total Net Sales			$4,231

Cost of Products Sold	1,627	930	2,557
Advertising and Promotion Expense	186	101	287
Research, Selling and General Expense	288	185	473
Other (Income) and Expense, net(a)	—	2	2
Segment Operating Profit	$682	$209	$891
Corporate & Other			(352)
Total Operating Profit			$539
(a)    Other (income) and expense, net primarily includes the effects of changes in exchange rates on monetary assets and liabilities for subsidiaries where we have adopted highly inflationary accounting.

	Six Months Ended June 30, 2024
	NA	IPC	Total
Segment Net Sales	$5,559	$2,953	$8,512
Corporate & Other			45
Total Net Sales			$8,557

Cost of Products Sold	3,254	1,913	5,167
Advertising and Promotion Expense	376	210	586
Research, Selling and General Expense	578	359	937
Other (Income) and Expense, net(a)	—	11	11
Segment Operating Profit	$1,351	$460	$1,811
Corporate & Other			(557)
Total Operating Profit			$1,254
(a)    Other (income) and expense, net primarily includes the effects of changes in exchange rates on monetary assets and liabilities for subsidiaries where we have adopted highly inflationary accounting.
Depreciation and amortization expense by segment was:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
NA	$124	$106	$228	$210
IPC	70	48	135	95
Total Segment Depreciation and Amortization	194	154	363	305
Corporate & Other	—	2	9	4
Total(a)	$194	$156	$372	$309
(a)    Excludes discontinued operations. See Note 3 for depreciation and amortization of discontinued operations.
Capital spending by segment was:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
NA	$141	$99	$284	$217
IPC	35	35	71	77
Total Segment Capital Spending	176	134	355	294
Corporate & Other	—	2	—	4
Total(a)	$176	$136	$355	$298
(a)    Excludes discontinued operations. See Note 3 for depreciation and amortization of discontinued operations.
Sales of Principal Products:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Baby and Child Care	$1,768	$1,814	$3,405	$3,587
Family Care	997	939	2,024	1,971
Professional	465	591	911	1,159
Adult Care	492	455	968	918
Feminine Care	412	413	855	880
All other	29	19	54	42
Total	$4,163	$4,231	$8,217	$8,557

Note 9.    Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	June 30, 2025			December 31, 2024
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$124	$220	$344	$122	$201	$323
Work in process	113	39	152	116	32	148
Finished goods	559	455	1,014	510	428	938
Supplies and other	—	255	255	—	243	243
	796	969	1,765	748	904	1,652
Excess of FIFO or weighted-average cost over LIFO cost	(207)	—	(207)	(200)	—	(200)
Total	$589	$969	$1,558	$548	$904	$1,452
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.
The following schedule presents a summary of property, plant and equipment, net:

	June 30, 2025	December 31, 2024
Land	$112	$110
Buildings	2,392	2,314
Machinery and equipment	12,750	12,498
Construction in progress	824	780
	16,078	15,702
Less accumulated depreciation	(9,761)	(9,418)
Total	$6,317	$6,284
Supplier Finance Program
We have a supplier finance program managed through two global financial institutions under which we agree to pay the financial institutions the stated amount of confirmed invoices from our participating suppliers on the invoice due date. We, or the global financial institutions, may terminate our agreements at any time upon 30 days written notice. The global financial institutions may terminate our agreements at any time upon three days written notice in the event there are insufficient funds available for disbursement. We do not provide any forms of guarantees under these agreements. Supplier participation in the program is solely up to the supplier, and the participating suppliers negotiate their arrangements directly with the global financial institutions. We have no economic interest in a supplier’s decision to participate in the program, and their participation has no bearing on our payment terms or amounts due. The payment terms that we have with our suppliers under this program generally range from 75 to 180 days and are considered commercially reasonable. As of June 30, 2025 and December 31, 2024, the outstanding amounts related to the suppliers participating in this program were $1.0 billion, of which $213 and $185, respectively, are reported as discontinued operations. Amounts are recorded within Trade accounts payable and Current liabilities of discontinued operations.
Note 10.    Legal Matters
We are party to certain legal proceedings relating to our former health care business, Avanos Medical, Inc. ("Avanos", previously Halyard Health, Inc.), as described in our Form 10-K for the year ended December 31, 2024, including a qui tam matter and certain subpoena and document requests from the federal government. The subpoena and document requests include subpoenas from the United States Department of Justice (“DOJ”) concerning allegations of potential criminal and civil violations of federal laws, including the Food, Drug, and Cosmetic Act, in connection with the manufacturing, marketing and sale of surgical gowns by our former health care business. During the second quarter of 2025, we entered into a settlement agreement to resolve the qui tam matter which provides for a payment by us in an amount that is not expected to materially affect our financial position, results of operations or cash flows. We continue to cooperate in the DOJ investigation and have progressed our efforts to reach a resolution of all related matters.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This Management's Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations is intended to provide investors with an understanding of our recent performance, financial condition, cash flows and future prospects. The following MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 and the Unaudited Interim Condensed Consolidated Financial Statements and related notes contained in this Quarterly Report on Form 10-Q. Our analysis compares results for the three and six months ended June 30, 2025 to the same period in 2024. As discussed in the Notes to the Unaudited Interim Condensed Consolidated Financial Statements, the results and related assets and liabilities of the IFP Business are reported as discontinued operations. As a result, unless specifically stated, all discussions included below reflect continuing operations for all periods presented. Amounts are reported in millions of dollars, except per share amounts, unless otherwise noted. The following will be discussed and analyzed:
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
Changes to U.S. trade policy, including increasing tariffs on imports have led to significant volatility and uncertainty in global markets. We estimate that the incremental costs of the new tariffs that are currently in effect in the U.S., as well as in other markets in which we operate, to be approximately $170 in 2025, most of which will be incurred by the North America segment. We are continuing to evaluate these developments and our ability to offset a portion of these costs to mitigate the impact on our business, consolidated results of operations, and financial condition.

International Family Care and Professional ("IFP") Transaction
On June 5, 2025, we announced that the Company will form a joint venture with Suzano S.A. ("Suzano") and Suzano International Holding B.V., a wholly-owned subsidiary of Suzano ("Buyer"), comprised of substantially all the operations of the Company's former IFP segment (the "IFP Business"). To facilitate this transaction, we entered into an Equity and Asset Purchase Agreement (the "Purchase Agreement") with Buyer, pursuant to which we will, among other things, effectuate a reorganization through the transfer of certain assets, liabilities and equity interests of the IFP Business to Kimberly-Clark IFP NewCo B.V., an indirect wholly-owned subsidiary of the Company (the "Joint Venture"). At the time of closing, which is expected to take place in mid-2026 and will only take place following the satisfaction of consultation requirements and customary closing conditions, including obtaining required regulatory approvals, Buyer will acquire a 51% interest in the Joint Venture for a purchase price of approximately $1.7 billion, subject to certain closing adjustments set forth in the Purchase Agreement, and we will retain a 49% equity interest (the "IFP Transaction"). As a result, the results of operations and applicable assets and liabilities of the IFP Business are reported as discontinued operations in the Company's financial statements for all periods presented and the Company has ceased depreciating and amortizing the long-lived assets of the IFP Business. See Item 1, Notes 1 and 3 to the Unaudited Interim Condensed Consolidated Financial Statements for further details.
As a result of the IFP Transaction discussed above and the changes to our reportable segments effective in the fourth quarter of 2024 (refer to our Annual Report on Form 10-K for further details), the Company's continuing operations are now organized into two reportable segments defined by geographic region: North America ("NA") and International Personal Care ("IPC"). The results of the IFP Business, including certain costs that were previously allocated to the IPC segment that relate to assets or activities that are part of the IFP Transaction, are reported as discontinued operations and excluded from segment results for all periods presented. Additionally, certain operations and commercial activities of the former IFP segment retained by the Company are now reported in the NA and IPC segments. Further, Corporate and Other was updated for all periods presented to include the following:
•Operations of the former IFP segment that were divested prior to the IFP Transaction and therefore not reported as discontinued operations.
•Costs previously allocated to the former IFP segment that are not directly attributable to the operations included in the IFP Transaction and therefore are not reported as discontinued operations.
Segments are described in greater detail in Item 1, Note 8 to the Unaudited Interim Condensed Consolidated Financial Statements.
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

The transformation is expected to impact our organization in all major geographies, and workforce reductions are expected to be in the range of 4% to 5%. Certain actions under the 2024 Transformation Initiative are being finalized for implementation, and accounting for such actions will commence when the actions are authorized for execution. The 2024 Transformation Initiative is expected to be completed by the end of 2026. Total pre-tax savings are expected to be $3.0 billion in gross productivity; inclusive of input cost and manufacturing cost savings, and $200 in selling, general and administrative expenses. Total costs are anticipated to be approximately $1.5 billion pre-tax. Cash costs are expected to be approximately 60% of that amount, primarily related to workforce reductions and other program costs. Expected non-cash charges are primarily related to incremental depreciation and asset write-offs, including losses associated with the expected exit of certain markets. For the three months ended June 30, 2025 and 2024, total 2024 Transformation Initiative charges were $122 pre-tax ($95 after-tax) and $190 pre-tax ($117 after-tax), respectively. For the six months ended June 30, 2025 and 2024, total 2024 Transformation Initiative charges were $199 pre-tax ($172 after-tax), and $235 pre-tax ($151 after-tax), respectively. Through June 30, 2025, cumulative pre-tax charges for the 2024 Transformation Initiative were $656 ($511 after-tax).
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
Consolidated Results

	Three Months Ended June 30			Six Months Ended June 30
	2025	2024	% Change	2025	2024	% Change
Net Sales	$4,163	$4,231	(1.6)%	$8,217	$8,557	(4.0)%
Gross Profit	1,456	1,594	(8.7)%	2,965	3,280	(9.6)%
Operating Profit	592	539	9.8%	1,223	1,254	(2.5)%
Provision for income taxes	(116)	(60)	93.3%	(247)	(208)	18.8%
Income from Continuing Operations	444	464	(4.3)%	914	1,020	(10.4)%
Income from Discontinued Operations, Net of Income Taxes	68	89	(23.6)%	171	191	(10.5)%
Net Income Attributable to Kimberly-Clark Corporation	509	544	(6.4)%	1,076	1,191	(9.7)%
Diluted Earnings per Share from Continuing Operations	1.33	1.35	(1.5)%	2.72	2.96	(8.1)%
Diluted Earnings per Share from Discontinued Operations	0.20	0.26	(23.1)%	0.51	0.56	(8.9)%

Adjusted Results - Continuing Operations
Adjusted Gross Profit(a)	1,538	1,639	(6.2)%	3,100	3,325	(6.8)%
Adjusted Operating Profit(a)	713	729	(2.2)%	1,419	1,489	(4.7)%
Adjusted Earnings per Share(a)	1.63	1.70	(4.1)%	3.25	3.41	(4.7)%
Adjusted Effective Tax Rate(a)	20.9%	20.4%	0.5%	20.8%	21.8%	(1.0)%
(a)    Adjusted amounts are non-GAAP financial measures. See "Summary of Non-GAAP Financial Measures" below for reconciliations of our GAAP to Non-GAAP measures.

Net Sales
Drivers of the changes in net sales were:

Percent Change in Net Sales	Volume	Mix/Other	Net Price	Divestitures and Business Exits(c)	Currency Translation	Total(a)	Organic(b)
Three Months Ended	5.0	(0.1)	(1.2)	(4.4)	(1.0)	(1.6)	3.9
Six Months Ended	2.3	—	(1.2)	(3.4)	(1.7)	(4.0)	1.2
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
Net sales of $4.2 billion for the three months ended June 30, 2025 declined 1.6% primarily due to divestitures and business exits and unfavorable currency impacts, partially offset by organic sales. Organic sales increased 3.9% driven by volume gains, partially offset by lower pricing, while mix was flat compared to the prior year.
Net sales of $8.2 billion for the six months ended June 30, 2025 declined 4.0%, while organic sales increased 1.2%. Impacts related to divestitures and business exits, currency impacts and the components of organic sales are consistent with the drivers discussed above.
Gross and Operating Profits
Gross profit of $1.5 billion for the three months ended June 30, 2025 decreased 8.7%, while gross margin of 35.0% decreased 270 basis points. Gross margin in the current and prior year included approximately 190 basis points and 100 basis points, respectively, for charges related to the 2024 Transformation Initiative, primarily for incremental depreciation expense, workforce reductions and asset write-offs. Excluding these charges, adjusted gross margin decreased 180 basis points to 36.9% primarily due to unfavorable pricing net of cost inflation, including recent tariff impacts, partially offset by gross productivity savings from integrated margin management of approximately $110.
Gross profit of $3.0 billion for the six months ended June 30, 2025 decreased 9.6%, while gross margin of 36.1% decreased 220 basis points. Gross margin in the current and prior year included approximately 160 basis points and 60 basis points, respectively, for charges related to the 2024 Transformation Initiative, primarily for incremental depreciation expense, workforce reductions and asset write-offs. Excluding these charges, adjusted gross margin decreased 120 basis points to 37.7% primarily due to unfavorable pricing net of cost inflation, partially offset by gross productivity savings from integrated margin management of approximately $200.
Operating profit for the three and six months ended June 30, 2025 was $592 and $1.2 billion, respectively, compared to $539 and $1.3 billion in the prior year. Results included charges related to the 2024 Transformation Initiative of $121 and $196 for the three and six months ended June 30, 2025, respectively, and $190 and $235 for the three and six months ended June 30, 2024. Excluding these items, adjusted operating profit for the three and six months ended June 30, 2025 was $713 and $1.4 billion, respectively, representing a 2.2% and 4.7% decrease compared to the prior year.
Drivers of the changes in adjusted operating profit were:

Percent Change in Adjusted Operating Profit	Volume	Net Price	Input Costs	Other Manufacturing Costs(a)	Currency Translation	Other(b)	Total(c)
Three Months Ended	6.6	(7.0)	(10.5)	1.2	(0.4)	7.9	(2.2)
Six Months Ended	1.1	(7.0)	(7.7)	2.5	(1.2)	7.6	(4.7)
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
The decrease in adjusted operating profit for the three and six months ended June 30, 2025 resulted from lower net sales and adjusted gross profit discussed above partially offset by lower marketing, research and general expenses.

Income from Continuing Operations
Income from Continuing Operations for the three and six months ended June 30, 2025 was $444 and $914, respectively, compared to $464 and $1.0 billion in the prior year. Apart from the operating profit drivers discussed above, the decrease was primarily related to a higher effective tax rate and lower income from equity companies.
Net interest expense for the three and six months ended June 30, 2025 of $62 and $119, respectively, was in line with the prior year.
Our share of net income of equity companies for the three and six months ended June 30, 2025 was $47 and $91, respectively, compared to $63 and $124 for the prior year. The decrease was primarily driven by Kimberly-Clark de Mexico, S.A.B. de C.V., due to unfavorable foreign currency effects, higher inputs costs and lower volumes, partially offset by pricing, productivity savings and lower general and administrative expenses.
The effective tax rate for the three and six months ended June 30, 2025 was 22.6% and 23.1%, respectively, compared to 13.0% and 18.8% in the prior year. The adjusted effective tax rate for the three and six months ended June 30, 2025 was 20.9% and 20.8%, respectively, compared to 20.4% and 21.8% in the prior year. The first half of 2025 benefited from the resolution of certain tax matters.
Diluted earnings per share for the three and six months ended June 30, 2025 were $1.33 and $2.72, respectively, compared to $1.35 and $2.96 for the prior year. Adjusted diluted earnings per share for the three and six months ended June 30, 2025 were $1.63 and $3.25, respectively, representing a 4.1% and 4.7% decrease compared to the prior year. The decrease was primarily driven by lower adjusted operating profit and lower income from equity companies, which more than offset the benefits from lower dilutive shares outstanding.
Income from Discontinued Operations, Net of Income Taxes
Income from discontinued operations, net of income taxes for the three and six months ended June 30, 2025 was $68 and $171, respectively, compared to $89 and $191 in the prior year. The decrease was primarily driven by pre-tax separation costs of $33 million.
Segment Results
Drivers of the changes in segment net sales and operating profit were:

Percent Change in Segment Net Sales	Volume	Mix/Other	Net Price	Divestitures and Business Exits(c)	Currency Translation	Total(a)	Organic(b)
Three Months Ended
NA	5.2	(0.7)	(0.4)	(5.7)	(0.2)	(1.9)	4.3
IPC	4.8	1.2	(2.7)	(0.3)	(2.6)	0.4	3.3
Six Months Ended
NA	2.6	(0.3)	(0.5)	(4.3)	(0.3)	(2.9)	1.8
IPC	2.0	0.7	(2.6)	(0.3)	(4.3)	(4.5)	0.1

Percent Change in Segment Operating Profit	Volume	Net Price	Input Costs	Other Manufacturing Costs(d)	Currency Translation	Other(e)	Total
Three Months Ended
NA	3.3	(1.8)	(4.9)	(1.8)	(0.1)	1.3	(4.0)
IPC	15.2	(18.4)	(20.8)	7.6	(1.1)	4.6	(12.9)
Six Months Ended
NA	0.2	(2.1)	(3.6)	—	(0.3)	4.5	(1.3)
IPC	5.4	(16.5)	(14.4)	9.7	(3.1)	2.2	(16.7)
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
(d)    Includes net impact of productivity initiatives, product and supply chain investments and other changes in cost of products sold.
(e)    Includes impact of changes in product mix, marketing, research and general expenses and other (income) and expense, net.

North America

	Three Months Ended June 30			Six Months Ended June 30
	2025	2024	% change	2025	2024	% change
Net Sales	$2,730	$2,783	(1.9)%	$5,398	$5,559	(2.9)%
Operating Profit	655	682	(4.0)%	1,333	1,351	(1.3)%
Net sales of $2.7 billion for the three months ended June 30, 2025 decreased 1.9%, primarily due to the sale of the PPE business and the exit of the private label diaper business in the US. Organic sales increased 4.3% primarily due to volume gains of 5.2%, partially offset by lower pricing and mix. Net sales of $5.4 billion for the six months ended June 30, 2025 decreased 2.9%, while organic sales increased 1.8%. Impacts of divestitures and business exits and the components of organic growth are consistent with the drivers discussed above.
Operating profit for the three and six months ended June 30, 2025 of $655 and $1.3 billion decreased 4.0% and 1.3%, respectively, primarily due to impacts of divestitures and business exits, unfavorable pricing net of cost inflation, including recent tariff impacts, partially offset by gross productivity savings and lower marketing, research and general expenses.
International Personal Care

	Three Months Ended June 30			Six Months Ended June 30
	2025	2024	% change	2025	2024	% Change
Net Sales	$1,433	$1,427	0.4%	$2,819	$2,953	(4.5)%
Operating Profit	182	209	(12.9)%	383	460	(16.7)%
Net sales of $1.4 billion for the three months ended June 30, 2025 increased 0.4% primarily due to an increase in organic sales of 3.3%, partially offset by unfavorable currency impacts. Organic sales benefited from volume and mix gains of 4.8% and 1.2%, respectively, partially offset by lower pricing. Net sales of $2.8 billion for the six months ended June 30, 2025 decreased 4.5% primarily driven by unfavorable currency impacts, while organic sales were in line with the prior year.
Operating profit for the three and six months ended June 30, 2025 of $182 and $383 decreased 12.9% and 16.7%, respectively, primarily due to unfavorable pricing net of cost inflation and currency impacts, partially offset by gross productivity savings and volume gains.
Liquidity and Capital Resources
As detailed in Item 1, Note 1 to the Unaudited Interim Condensed Consolidated Financial Statements, the Condensed Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. As a result, unless specifically stated, the following discussion reflects Kimberly Clark's consolidated results for all periods presented.
Cash Provided by Operations
Cash provided by operations was $1.1 billion during the six months ended June 30, 2025 compared to $1.5 billion in the prior year. The decrease was driven by lower operating profit and unfavorable changes in operating working capital, including higher cash payments related to our 2024 Transformation Initiative.
Investing
Cash used for investing was $312 during the six months ended June 30, 2025 compared to $376 in the prior year, primarily due to incremental cash flows from net maturities of time deposits. During the six months ended June 30, 2025, our capital spending was $401 compared to $352 in the prior year. We anticipate that full year capital spending will be approximately $1.0 to $1.2 billion, including incremental spending from the 2024 Transformation Initiative.
Financing
Cash used for financing was $1.2 billion during the six months ended June 30, 2025 compared to $998 in the prior year. This increase was primarily due to debt repayments during the current year. During the six months ended June 30, 2025, we repurchased 915 thousand shares of our common stock pursuant to our publicly announced share repurchase programs at a total cost of $120 through a broker in the open market.

Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other short-term debt issued by non-U.S. subsidiaries, was $59 as of June 30, 2025 (included in Debt payable within one year on the Condensed Consolidated Balance Sheets). The average month-end balance of short-term debt for the six months ended June 30, 2025 was $127. These short-term borrowings provide supplemental funding to support our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
As of June 30, 2025 and December 31, 2024, total debt from continuing operations was $7.2 billion and $7.4 billion, respectively.
We maintain a $2.0 billion revolving credit facility which expires in June 2028 and a $750 revolving credit facility which expires in May 2026. These facilities, currently unused, support our commercial paper program and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are expecting favorable cash tax impacts in the near and medium term as a result of the OBBBA, however, we are still assessing its impact on our consolidated financial statements.
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
Information Concerning Forward-Looking Statements
Certain matters contained in this report concerning the business outlook, including raw material, energy and other input costs, our plans and expectations regarding the pending IFP Transaction, the anticipated charges and savings from the 2024 Transformation Initiative, cash flow and uses of cash, growth initiatives, innovations, marketing and other spending, net sales, anticipated currency rates and exchange risks, including the impact in Argentina and Türkiye, effective tax rate, contingencies and anticipated transactions of Kimberly-Clark, including dividends, share repurchases and pension contributions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management's expectations and beliefs concerning future events impacting Kimberly-Clark. There can be no assurance that these future events will occur as anticipated or that our results will be as estimated. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the achievement of future cost savings and projected volume increases. In addition, many factors outside our control, including risks and uncertainties around the pending IFP Transaction (including risks related to delays or failure to complete the proposed transaction, the incurrence of significant transaction and separation costs, adverse market reactions, regulatory or legal challenges, and operational disruptions), risks that we are not able to realize the anticipated benefits of the 2024 Transformation Initiative (including risks related to disruptions to our business or operations or related to any delays in implementation), war in Ukraine (including the related responses of consumers, customers, and suppliers and sanctions issued by the U.S., the European Union, Russia or other countries), government trade or similar regulatory actions (including current and potential trade and tariff actions affecting the countries where we operate and the resulting negative impacts on our supply chain, commodity costs, and consumer spending), pandemics, epidemics, fluctuations in foreign currency exchange rates, the prices and availability of our raw materials, supply chain disruptions, disruptions in the capital and credit markets, counterparty defaults (including customers, suppliers and financial institutions with which we do business), failure to realize the expected benefits or synergies from our acquisition and disposition activity, impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing, changes in customer preferences, severe weather conditions, regional instabilities and hostilities (including the war in Israel), potential competitive pressures on selling prices for our products, energy costs, general economic and political conditions globally and in the markets in which we do business, as well as our ability to maintain key customer relationships, could affect the realization of these estimates.
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
SUMMARY OF NON-GAAP FINANCIAL MEASURES
The following provides the reconciliation of the non-GAAP financial measures provided in this report to the most closely related GAAP measure. These measures include: Organic Sales Growth, Adjusted Gross Profit, Adjusted Operating Profit, Adjusted Earnings per Share, and Adjusted Effective Tax Rate. All discussions regarding non-GAAP financial measures reflect results from our continuing operations for all periods presented.
•Organic Sales Growth is defined as the change in Net Sales, as determined in accordance with U.S. GAAP, excluding the impacts of currency translation and divestitures and business exits.
•Adjusted Gross and Operating Profit, Adjusted Earnings per Share, and Adjusted Effective Tax Rate are defined as Gross Profit, Operating Profit, Diluted Earnings per Share, and Effective Tax Rate, respectively, as determined in accordance with U.S. GAAP, excluding the impacts of certain items that management believes do not reflect our underlying operations, and which are discussed in further detail below.
The income tax effect of these non-GAAP items on the Company's Adjusted Earnings per Share is calculated based upon the tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment. The impact of these non-GAAP items on the Company’s effective tax rate represents the difference in the effective tax rate calculated with and without the non-GAAP adjustment on Income from Continuing Operations Before Income Taxes and Equity Interests and Provision for income taxes.
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
•IFP Repatriated Earnings – In connection with the IFP Transaction, we recognized a deferred tax liability for certain permanently reinvested earnings from the IFP Business that are expected to be repatriated prior to the close of the transaction.

The following tables provide a reconciliation of Organic Sales Growth from continuing operations:

	Three Months Ended June 30, 2025
	Percent change vs. the prior year period
	NA	IPC	Total
Net Sales Growth	(1.9)	0.4	(1.6)
Currency Translation	0.2	2.6	1.0
Divestitures and Business Exits	5.7	0.3	4.4
Organic Sales Growth(a)	4.3	3.3	3.9

	Six Months Ended June 30, 2025
	Percent change vs. the prior year period
	NA	IPC	Total
Net Sales Growth	(2.9)	(4.5)	(4.0)
Currency Translation	0.3	4.3	1.7
Divestitures and Business Exits	4.3	0.3	3.4
Organic Sales Growth(a)	1.8	0.1	1.2
(a)    Table may not foot due to rounding.
The following table provides a reconciliation of Adjusted Gross Profit from continuing operations:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Gross Profit	$1,456	$1,594	$2,965	$3,280
2024 Transformation Initiative	82	45	135	45
Adjusted Gross Profit	$1,538	$1,639	$3,100	$3,325
The following table provides a reconciliation of Adjusted Operating Profit from continuing operations:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Operating Profit	$592	$539	$1,223	$1,254
2024 Transformation Initiative	121	190	196	235
Adjusted Operating Profit	$713	$729	$1,419	$1,489

The following table provides a reconciliation of Adjusted Earnings per Share from continuing operations:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Diluted Earnings per Share	$1.33	$1.35	$2.72	$2.96
2024 Transformation Initiative	0.27	0.35	0.50	0.45
IFP Repatriated Earnings	0.03	—	0.03	—
Adjusted Earnings per Share(a)	$1.63	$1.70	$3.25	$3.41
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

The following tables provide a reconciliation of the continuing operations Adjusted Effective Tax Rate:

	Three Months Ended June 30
	2025		2024
	Income From Continuing Operations Before Income Taxes and Equity Interests	Provision for Income Taxes	Income From Continuing Operations Before Income Taxes and Equity Interests	Provision for Income Taxes
As Reported	$513	$(116)	$461	$(60)
2024 Transformation Initiative	122	(27)	190	(73)
IFP Repatriated Earnings	—	10	—	—
As Adjusted	$635	$(133)	$651	$(133)

Effective Tax Rate
As Reported		22.6%		13.0%
As Adjusted		20.9%		20.4%

	Six Months Ended June 30
	2025		2024
	Income From Continuing Operations Before Income Taxes and Equity Interests	Provision for Income Taxes	Income From Continuing Operations Before Income Taxes and Equity Interests	Provision for Income Taxes
As Reported	$1,070	$(247)	$1,104	$(208)
2024 Transformation Initiative	199	(27)	235	(84)
IFP Repatriated Earnings	—	10	—	—
As Adjusted	$1,269	$(264)	$1,339	$(292)

Effective Tax Rate
As Reported		23.1%		18.8%
As Adjusted		20.8%		21.8%
Item 4.    Controls and Procedures
As of June 30, 2025, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2025. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION
Item 1.    Legal Proceedings
See Part I, Item 1, Note 10 to the Unaudited Interim Condensed Consolidated Financial Statements, which is incorporated in this Item 1 by reference.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the three months ended June 30, 2025 were made through a broker in the open market.
The following table contains information for shares repurchased during the three months ended June 30, 2025. None of the shares in this table were repurchased directly from any of our officers or directors.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(a)
April 1 to April 30	135,211	$138.42	8,722,567	31,277,433
May 1 to May 31	—	—	8,722,567	31,277,433
June 1 to June 30	322,680	130.14	9,045,247	30,954,753
Total	457,891
(a)Share repurchases were made pursuant to a share repurchase program authorized by our Board of Directors on January 22, 2021 (the "2021 Program"). The 2021 Program allows for the repurchase of 40 million shares in an amount not to exceed $5 billion.

Item 5.    Other Information
(c)Our directors and officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Securities Exchange Act of 1934, as amended. During the three months ended June 30, 2025, no such plans or other arrangements were adopted or terminated.

Item 6.    Exhibits
(a)Exhibits
Exhibit No. (10)q. Form of Award Agreements under 2021 Equity Participation Plan for Performance Restricted Stock Units, filed herewith.
Exhibit No. (10)r. Form of Award Agreements under 2021 Equity Participation Plan for Off-Cycle Time-Vested Restricted Stock Units, filed herewith.
Exhibit No. (10)t. Form of Award Agreements under 2021 Equity Participation Plan for Annual Time-Vested Restricted Stock Units, filed herewith.
Exhibit No. (10)u. Equity and Asset Purchase Agreement, dated as of June 4, 2025, by and among Kimberly-Clark Corporation, as the Seller, Kimberly-Clark IFP Newco B.V., as the Company, and Suzano International Holding B.V., as the Buyer, filed herewith.
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
Exhibit No. (104) The cover page from this Current Report on Form 10-Q formatted as Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBERLY-CLARK CORPORATION
(Registrant)

By:	/s/ Andrew Scribner
Andrew Scribner
Vice President and Controller
(Principal Accounting Officer)
August 1, 2025