Form 10-Q
period 2025-09-30
KIMBERLY CLARK CORP
filed 2025-10-30
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of October 23, 2025, there were 331,858,421 shares of the Corporation's common stock outstanding.

PART I     FINANCIAL INFORMATION
Item 1.    Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share amounts)	2025	2024	2025	2024
Net Sales	$4,150	$4,144	$12,367	$12,701
Cost of products sold	2,657	2,580	7,909	7,857
Gross Profit	1,493	1,564	4,458	4,844
Marketing, research and general expenses	855	1,006	2,573	2,924
Impairment of intangible assets	—	97	—	97
Other (income) and expense, net	17	(565)	41	(457)
Operating Profit	621	1,026	1,844	2,280
Nonoperating expense	(16)	(15)	(50)	(45)
Interest income	6	18	18	37
Interest expense	(65)	(67)	(196)	(206)
Income from Continuing Operations Before Income Taxes and Equity Interests	546	962	1,616	2,066
Provision for income taxes	(248)	(187)	(495)	(395)
Income from Continuing Operations Before Equity Interests	298	775	1,121	1,671
Share of net income of equity companies	46	48	137	172
Income from Continuing Operations	344	823	1,258	1,843
Income from Discontinued Operations, Net of Income Taxes	110	92	281	283
Net Income	454	915	1,539	2,126
Net income attributable to noncontrolling interests	(8)	(8)	(17)	(28)
Net Income Attributable to Kimberly-Clark Corporation	$446	$907	$1,522	$2,098

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic:
Continuing operations	$1.01	$2.43	$3.74	$5.39
Discontinued operations	0.33	0.27	0.85	0.84
Basic Earnings per Share	$1.34	$2.70	$4.59	$6.23

Diluted:
Continuing operations	$1.01	$2.42	$3.73	$5.37
Discontinued operations	0.33	0.27	0.84	0.84
Diluted Earnings per Share	$1.34	$2.69	$4.57	$6.21
See Notes to the Unaudited Interim Condensed Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2025	2024	2025	2024
Net Income	$454	$915	$1,539	$2,126
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	(11)	149	361	(48)
Employee postretirement benefits	13	(9)	4	12
Cash flow hedges	5	(62)	(94)	58
Total Other Comprehensive Income (Loss), Net of Tax	7	78	271	22
Comprehensive Income	461	993	1,810	2,148
Comprehensive income attributable to noncontrolling interests	(5)	(14)	(20)	(28)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$456	$979	$1,790	$2,120
See Notes to the Unaudited Interim Condensed Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except par value)	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$617	$1,010
Accounts receivable, net	1,972	1,728
Inventories	1,541	1,452
Other current assets	570	694
Current assets of discontinued operations	774	696
Total Current Assets	5,474	5,580
Property, Plant and Equipment, Net	6,530	6,284
Investments in Equity Companies	355	314
Goodwill	1,833	1,796
Other Intangible Assets, Net	78	80
Other Assets	996	984
Non-current Assets of Discontinued Operations	1,622	1,508
TOTAL ASSETS	$16,888	$16,546

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$834	$564
Trade accounts payable	3,227	3,264
Accrued expenses and other current liabilities	1,873	2,091
Dividends payable	415	402
Current liabilities of discontinued operations	728	683
Total Current Liabilities	7,077	7,004
Long-Term Debt	6,470	6,854
Non-current Employee Benefits	616	628
Deferred Income Taxes	413	300
Other Liabilities	653	609
Non-current Liabilities of Discontinued Operations	154	139
Redeemable Preferred Securities of Subsidiaries	37	37
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1,200.0 million shares; issued 378.6 million shares as of September 30, 2025 and December 31, 2024	473	473
Additional paid-in capital	829	862
Common stock held in treasury, at cost - 46.7 and 46.8 million shares as of September 30, 2025 and December 31, 2024, respectively	(5,992)	(5,986)
Retained earnings	9,520	9,257
Accumulated other comprehensive income (loss)	(3,498)	(3,766)
Total Kimberly-Clark Corporation Stockholders' Equity	1,332	840
Noncontrolling Interests	136	135
Total Stockholders' Equity	1,468	975
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,888	$16,546
See Notes to the Unaudited Interim Condensed Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 30, 2025
(In millions, except per share amounts. Shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2025	378,597	$473	$798	46,682	$(5,986)	$9,494	$(3,508)	$132	$1,403
Net income in stockholders' equity(a)	—	—	—	—	—	446	—	7	453
Other comprehensive income, net of tax(a)	—	—	—	—	—	—	10	(3)	7
Stock-based awards exercised or vested	—	—	(12)	(83)	11	—	—	—	(1)
Repurchases of common stock	—	—	—	140	(17)	—	—	—	(17)
Recognition of stock-based compensation	—	—	41	—	—	—	—	—	41
Dividends declared ($1.26 per share)	—	—	—	—	—	(418)	—	—	(418)
Other	—	—	2	—	—	(2)	—	—	—
Balance at September 30, 2025	378,597	$473	$829	46,739	$(5,992)	$9,520	$(3,498)	$136	$1,468

	Nine Months Ended September 30, 2025
(In millions, except per share amounts. Shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	378,597	$473	$862	46,798	$(5,986)	$9,257	$(3,766)	$135	$975
Net income in stockholders' equity(a)	—	—	—	—	—	1,522	—	16	1,538
Other comprehensive income, net of tax(a)	—	—	—	—	—	—	268	3	271
Stock-based awards exercised or vested	—	—	(153)	(1,114)	141	—	—	—	(12)
Repurchases of common stock	—	—	—	1,055	(140)	—	—	—	(140)
Recognition of stock-based compensation	—	—	111	—	—	—	—	—	111
Dividends declared ($3.78 per share)	—	—	—	—	—	(1,255)	—	(17)	(1,272)
Other	—	—	9	—	(7)	(4)	—	(1)	(3)
Balance at September 30, 2025	378,597	$473	$829	46,739	$(5,992)	$9,520	$(3,498)	$136	$1,468
(a)    Excludes redeemable interests' share.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 30, 2024
(In millions, except per share amounts. Shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2024	378,597	$473	$802	41,588	$(5,241)	$8,734	$(3,632)	$145	$1,281
Net income in stockholders' equity(a)	—	—	—	—	—	907	—	7	914
Other comprehensive income, net of tax(a)	—	—	—	—	—	—	72	6	78
Stock-based awards exercised or vested	—	—	2	(695)	83	—	—	—	85
Repurchases of common stock	—	—	—	4,180	(594)	—	—	—	(594)
Recognition of stock-based compensation	—	—	38	—	—	—	—	—	38
Dividends declared ($1.22 per share)	—	—	—	—	—	(409)	—	1	(408)
Other	—	—	2	—	1	47	—	—	50
Balance at September 30, 2024	378,597	$473	$844	45,073	$(5,751)	$9,279	$(3,560)	$159	$1,444

	Nine Months Ended September 30, 2024
(In millions, except per share amounts. Shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	378,597	$473	$878	41,599	$(5,222)	$8,368	$(3,582)	$153	$1,068
Net income in stockholders' equity(a)	—	—	—	—	—	2,098	—	25	2,123
Other comprehensive income, net of tax(a)	—	—	—	—	—	—	22	—	22
Stock-based awards exercised or vested	—	—	(148)	(1,927)	223	—	—	—	75
Repurchases of common stock	—	—	—	5,401	(753)	—	—	—	(753)
Recognition of stock-based compensation	—	—	107	—	—	—	—	—	107
Dividends declared ($3.66 per share)	—	—	—	—	—	(1,231)	—	(19)	(1,250)
Other	—	—	7	—	1	44	—	—	52
Balance at September 30, 2024	378,597	$473	$844	45,073	$(5,751)	$9,279	$(3,560)	$159	$1,444
(a)    Excludes redeemable interests' share.
See Notes to the Unaudited Interim Condensed Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
(In millions)	2025	2024
Operating Activities
Net income	$1,539	$2,126
Depreciation and amortization	616	564
Asset impairments	—	114
Stock-based compensation	115	110
Deferred income taxes	204	(86)
Net (gains) losses on asset and business dispositions	42	(474)
Equity companies' earnings (in excess of) less than dividends paid	(56)	(93)
Operating working capital	(679)	154
Postretirement benefits	17	10
Other	7	(8)
Cash Provided by Operations	1,805	2,417
Investing Activities
Capital spending	(741)	(512)
Proceeds from asset and business dispositions	12	649
Investments in time deposits	(375)	(456)
Maturities of time deposits	416	428
Other	38	(15)
Cash (Used for) Provided by Investing	(650)	94
Financing Activities
Cash dividends paid	(1,242)	(1,220)
Change in short-term debt	414	2
Debt repayments	(550)	(554)
Proceeds from exercise of stock options	40	128
Repurchases of common stock	(140)	(752)
Cash dividends paid to noncontrolling interests	(18)	(19)
Other	(75)	(65)
Cash Used for Financing	(1,571)	(2,480)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	29	(13)
Change in Cash and Cash Equivalents	(387)	18

Cash and cash equivalents from continuing operations - beginning of period	1,010	1,075
Cash and cash equivalents from discontinued operations - beginning of period (a)	11	18
Cash and Cash Equivalents - Beginning of Period	1,021	1,093

Cash and cash equivalents from continuing operations - end of period	617	1,098
Cash and cash equivalents from discontinued operations - end of period(a)	17	13
Cash and Cash Equivalents - End of Period	$634	$1,111
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
In accordance with ASC 205, Presentation of Financial Statements, we determined the IFP Transaction represents a strategic shift that will have a major effect on our operations and financial results. Accordingly, the results of the IFP Business are reported as discontinued operations in the accompanying Condensed Consolidated Statements of Income and have been excluded from both continuing operations and segment results for all periods presented. Further, the assets and liabilities of the IFP Business are classified as discontinued operations in the accompanying Condensed Consolidated Balance Sheets for all periods presented, and the Company has ceased depreciating and amortizing the long-lived assets of the IFP Business. The Condensed Consolidated Statements of Comprehensive Income, Stockholders' Equity and Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. Unless otherwise noted, amounts and disclosures in the Notes to the Unaudited Interim Condensed Consolidated Financial Statements reflect only Kimberly-Clark's continuing operations. See Note 3 for additional details.
Highly Inflationary Accounting
GAAP requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100%. Under highly inflationary accounting, the countries’ functional currency becomes the U.S. dollar, and its income statement and balance sheet are measured in U.S. dollars using both current and historical rates of exchange.
As of July 1, 2018, we adopted highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”). The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net. As of September 30, 2025, K-C Argentina had an immaterial net peso monetary position. Net sales of K-C Argentina were approximately 1% of our consolidated net sales for the three and nine months ended September 30, 2025 and 2024.

As of April 1, 2022, we adopted highly inflationary accounting for our subsidiary in Türkiye (“K-C Türkiye”). The effect of changes in exchange rates on lira-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net. As of September 30, 2025, K-C Türkiye had an immaterial net lira monetary position. Net sales of K-C Türkiye were less than 1% of our consolidated net sales for the three and nine months ended September 30, 2025 and 2024.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350) to modernize the accounting guidance for internal-use software costs. The new guidance eliminates software development stages and clarifies when to begin capitalizing eligible software costs. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The amendments can be applied on a prospective basis, a modified basis for in-process projects or a retrospective basis. We are currently evaluating the impact of this update on our Consolidated Financial Statements and related disclosures.
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
The 2024 Transformation Initiative is expected to be completed by the end of 2026, with total costs anticipated to be approximately $1.5 billion pre-tax. Cash costs are expected to be approximately 60% of that amount, primarily related to workforce reductions and other program costs. Expected non-cash charges are primarily related to incremental depreciation and asset write-offs, including losses associated with the expected exit of certain markets. Through September 30, 2025, cumulative pre-tax charges for the 2024 Transformation Initiative were $718 ($561 after-tax).

The following charges were incurred in connection with the 2024 Transformation Initiative:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Cost of products sold:
Charges for workforce reductions	$3	$12	$17	$46
Asset write-offs	7	8	27	13
Incremental depreciation	15	10	104	13
Other exit costs	9	1	21	4
Total	34	31	169	76
Marketing, research and general expenses:
Charges for workforce reductions	1	48	16	117
Other exit costs	27	45	73	91
Total	28	93	89	208
Other (income) and expense, net(a)	—	—	—	75
Nonoperating expense	—	—	3	—
Total charges(b)	62	124	261	359
Provision for income taxes	(12)	(18)	(39)	(102)
Net charges	50	106	222	257
Net charges related to noncontrolling interests	(3)	—	(7)	—
Net charges attributable to Kimberly-Clark Corporation	$47	$106	$215	$257
(a)Other (Income) and expense, net includes losses recognized for the exit of certain businesses and markets as part of the 2024 Transformation Initiative.
(b)We do not include 2024 Transformation Initiative charges within our segment operating results. Total impact of these charges to the NA and IPC segments were $32 and $36, respectively, for the three months ended September 30, 2025, $60 and $31, respectively, for the three months ended September 30, 2024, $117 and $127, respectively, for the nine months ended September 30, 2025, and $125 and $160, respectively, for the nine months ended September 30, 2024, with the residual relating to Corporate & Other. See further discussion around our segment operating results in Note 11.
The following summarizes the 2024 Transformation Initiative liabilities activity:

2025
2024 Transformation Initiative liabilities as of January 1	$130
Charges for workforce reductions and other cash exit costs	126
Cash payments	(183)
Currency and other	(10)
2024 Transformation Initiative liabilities as of September 30	$63
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
Financial Information of Discontinued Operations
The following table presents the components of Income from Discontinued Operations, Net of Income Taxes:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Net Sales	$828	$808	$2,416	$2,429
Cost of products sold	579	588	1,733	1,768
Gross Profit	249	220	683	661
Marketing, research and general expenses	103	91	297	278
Other (income) and expense, net	—	1	2	1
Operating Profit	146	128	384	382
Nonoperating expense	—	—	—	—
Income from discontinued operations before income taxes	146	128	384	382
Provision for income taxes	(36)	(36)	(103)	(99)
Income from Discontinued Operations, Net of Income Taxes	$110	$92	$281	$283
As a result of the IFP Transaction, we incurred separation costs of $17 and $50 for the three and nine months ended September 30, 2025, respectively, which are included in the reported amounts above. These costs were primarily related to external advisory, legal, accounting, contractor and other incremental costs directly related to the IFP Transaction.
The following table presents significant non-cash items and capital expenditures of discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Depreciation and Amortization	$—	$32	$68	$96
Capital Spending	27	25	73	79

The following table presents the components of assets and liabilities classified as discontinued operations:

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$17	$11
Accounts receivable, net	337	281
Inventories	405	370
Other current assets	15	34
Current Assets of Discontinued Operations	$774	$696

Property, Plant and Equipment, Net	$1,317	$1,229
Goodwill	180	168
Other Intangible Assets, Net	7	7
Other Assets	118	104
Non-current Assets of Discontinued Operations	$1,622	$1,508

Liabilities
Debt payable within one year	$4	$4
Trade accounts payable	471	451
Accrued expenses and other current liabilities	253	228
Current Liabilities of Discontinued Operations	$728	$683

Long-Term Debt	$19	$21
Non-current Employee Benefits	15	15
Deferred Income Taxes	32	26
Other Liabilities	88	77
Non-current Liabilities of Discontinued Operations	$154	$139
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
Note 4. Divestitures
On July 1, 2024, we completed the sale transaction of our former personal protective equipment ("PPE") business for total consideration of $635. Upon closure of the transaction, a pre-tax gain of $566 ($453 after-tax) was recognized in Other (income) and expense, net. This gain is net of transaction costs of $14 that were determined to be directly attributable to the sale transaction.
See Note 3, Acquisitions and Divestitures, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024 for further information.

Note 5.    Impairment of Intangible Assets
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
See Note 4, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024 for further information.
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
During the nine months ended September 30, 2025 and for the full year 2024, there were no significant transfers to or from level 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. As of September 30, 2025 and December 31, 2024, derivative assets were $73 and $189, respectively, and derivative liabilities were $208 and $137, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on the Secured Overnight Financing Rate ("SOFR") and interest rate swap curves and on commodity price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. See Note 10 for additional information on our use of derivative instruments.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at their estimated redemption values, which approximate fair value. As of September 30, 2025 and December 31, 2024, the securities were valued at $37. The securities are not traded in active markets, and their measurement is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $71 as of September 30, 2025 and December 31, 2024. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in Other Assets in the Condensed Consolidated Balance Sheets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.

The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		September 30, 2025		December 31, 2024
Assets
Cash and cash equivalents(a)	1	$617	$617	$1,010	$1,010
Time deposits(b)	1	160	160	181	181
Non-US government bonds(c)	2	—	—	15	15
Liabilities
Short-term debt(d)	2	421	421	3	3
Long-term debt(e)	2	6,883	6,508	7,415	6,828
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
Note 7.    Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. During the three months ended September 30, 2025, we recorded incremental tax charges of approximately $130 primarily relating to a valuation allowance on current and prior year U.S. foreign tax credits. Of these total charges, approximately $96 was associated with the realizability of our prior year U.S. foreign tax credits.
The effective tax rate for the three months ended September 30, 2025 and 2024 was 45.4% and 19.4%, respectively, and 30.6% and 19.1% for the nine months ended September 30, 2025 and 2024, respectively. The increases relative to the prior periods were primarily driven by the valuation allowance charges relating to the enactment of OBBBA discussed above and the resolution of certain tax matters in the prior year.

Note 8.    Earnings Per Share
Basic and diluted earnings per share ("EPS") were calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share amounts)	2025	2024	2025	2024
Income From Continuing Operations	$344	$823	$1,258	$1,843
Less: Net income attributable to noncontrolling interests	(8)	(8)	(17)	(28)
Income From Continuing Operations Attributable to Kimberly-Clark Corporation	336	815	1,241	1,815
Income From Discontinued Operations, Net of Income Taxes	110	92	281	283
Net Income Attributable to Kimberly-Clark Corporation	$446	$907	$1,522	$2,098

Weighted-Average Common Shares
Basic	331.8	335.7	331.9	336.6
Dilutive effect of stock options and restricted share unit awards	1.3	1.5	1.3	1.3
Diluted	333.1	337.2	333.2	337.9

Basic:
Continuing Operations	$1.01	$2.43	$3.74	$5.39
Discontinued Operations	0.33	0.27	0.85	0.84
Basic Earnings per Share	$1.34	$2.70	$4.59	$6.23

Diluted:
Continuing Operations	$1.01	$2.42	$3.73	$5.37
Discontinued Operations	0.33	0.27	0.84	0.84
Diluted Earnings per Share	$1.34	$2.69	$4.57	$6.21
We use the treasury stock method to calculate the dilutive effect of stock options and other stock-based awards. Options outstanding not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares were not material. The number of common shares outstanding as of September 30, 2025 and 2024 was 331.9 million and 333.5 million, respectively.
Note 9.    Stockholders' Equity
Net unrealized currency gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are recorded in Accumulated Other Comprehensive Income ("AOCI"). For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in AOCI rather than net income. Upon sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from AOCI and reported as part of the gain or loss on the sale or liquidation. The change in unrealized currency translation for the nine months ended September 30, 2025 was primarily due to the strengthening of certain foreign currencies versus the U.S. dollar.
Also included in unrealized translation amounts are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.

The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation		Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges
Balance as of December 31, 2023	$(2,678)		$(791)		$39		$(152)
Other comprehensive income (loss) before reclassifications	(90)		(10)		1		19
(Income) loss reclassified from AOCI	43	(b)	23	(a)	(2)	(a)	38	(c)
Net current period other comprehensive income (loss)	(47)		13		(1)		57
Balance as of September 30, 2024	$(2,725)		$(778)		$38		$(95)

Balance as of December 31, 2024	$(3,068)		$(775)		$47		$30
Other comprehensive income (loss) before reclassifications	355		(22)		4		(117)
(Income) loss reclassified from AOCI	—		25	(a)	(3)	(a)	26	(c)
Net current period other comprehensive income (loss)	355		3		1		(91)
Balance as of September 30, 2025	$(2,713)		$(772)		$48		$(61)
(a)    Included in Nonoperating expense as part of the computation of net periodic benefit costs.
(b)    Included in Other (income) and expense, net as part of the charges related to the 2024 Transformation Initiative (see Note 2).
(c)    Included in Interest expense, Cost of products sold or Other (income) and expense, net, based on the income statement line that the hedged exposure affects earnings. For the nine months ended September 30, 2025, pre-tax losses of $20 were reclassified into Income from Discontinued Operations, Net of Income Taxes due to the discontinuance of cash flow hedge accounting as a result of the IFP Transaction (see Note 10 for further details).
Note 10.    Objectives and Strategies for Using Derivatives
As a multinational enterprise, we are exposed to financial risks, such as changes in foreign currency exchange rates, interest rates, and commodity prices. We employ a number of practices to manage these risks, including operating and financing activities and, where appropriate, the use of derivative instruments.
As of September 30, 2025 and December 31, 2024, derivative assets were $73 and $189, respectively, and derivative liabilities were $208 and $137, respectively, primarily comprised of foreign currency exchange, interest rate and commodity price contracts. Derivative assets are recorded in Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.
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
Fair Value Hedges
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of September 30, 2025, the aggregate notional values and carrying values of debt subject to outstanding interest rate contracts designated as fair value hedges were $425 and $401, respectively. For the nine months ended September 30, 2025 and 2024, gains or losses recognized in Interest expense for interest rate swaps were not material.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings. As of September 30, 2025, the aggregate notional value of outstanding foreign exchange and commodity derivative contracts designated as cash flow hedges was $2.6 billion. During the nine months ended September 30, 2025, we discontinued cash flow hedge accounting for certain foreign exchange and commodity instruments with a notional value of $694 because the forecasted transactions, primarily relating to the IFP Business, were no longer probable of occurring. As a result, pre-tax losses of $20 were reclassified from AOCI into Income from Discontinued Operations, Net of Income Taxes. For the nine months ended September 30, 2024, no material gains or losses were reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedge accounting. As of September 30, 2025, losses expected to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income) and expense, net during the next twelve months are $25. The maximum maturity of cash flow hedges in place as of September 30, 2025 is August 2028.
Net Investment Hedges
For derivative instruments that are designated and qualify as net investment hedges, the aggregate notional value was $1.2 billion as of September 30, 2025. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness. We recognize the interest accruals on cross-currency swap contracts in earnings within Interest expense. We amortize the forward points on foreign exchange contracts into earnings within Interest expense over the life of the hedging relationship. Unrealized gains and losses related to changes in fair value of net investment hedges are recorded in AOCI and offset the change in the value of the net investment being hedged. Unrealized gains of $29 and unrealized losses of $40 were recorded in AOCI for the three months ended September 30, 2025 and 2024, respectively. Unrealized losses of $119 and unrealized gains of $5 were recorded in AOCI for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, no material amounts were reclassified from AOCI to Interest expense.
For the nine months ended September 30, 2025 and 2024, no material amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness.
Undesignated Hedging Instruments
Gains or losses on undesignated foreign exchange and commodity hedging instruments are immediately recognized in Other (income) and expense, net. Losses of $10 and gains of $54 were recorded for the three months ended September 30, 2025 and 2024, respectively. Gains of $52 and $22 were recorded in the nine months ended September 30, 2025 and 2024, respectively. The effect on earnings from the use of these non-designated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. As of September 30, 2025, the notional value of these undesignated derivative instruments was approximately $5.3 billion.

Note 11.    Segment Reporting
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

The tables below present net sales and the significant expense categories that are included in Segment Operating Profit and regularly provided to our CODM:

	Three Months Ended September 30, 2025
	NA	IPC	Total
Segment Net Sales	$2,714	$1,436	$4,150
Corporate & Other			—
Total Net Sales			$4,150

Cost of Products Sold	1,655	957	2,612
Advertising and Promotion Expense	184	90	274
Research, Selling and General Expense	235	173	408
Other (Income) and Expense, net(a)	—	2	2
Segment Operating Profit	$640	$214	$854
Corporate & Other			(233)
Total Operating Profit			$621

	Nine Months Ended September 30, 2025
	NA	IPC	Total
Segment Net Sales	$8,112	$4,255	$12,367
Corporate & Other			—
Total Net Sales			$12,367

Cost of Products Sold	4,860	2,830	7,690
Advertising and Promotion Expense	519	293	812
Research, Selling and General Expense	760	529	1,289
Other (Income) and Expense, net(a)	—	6	6
Segment Operating Profit	$1,973	$597	$2,570
Corporate & Other			(726)
Total Operating Profit			$1,844

	Three Months Ended September 30, 2024
	NA	IPC	Total
Segment Net Sales	$2,735	$1,409	$4,144
Corporate & Other			—
Total Net Sales			$4,144

Cost of Products Sold	1,615	924	2,539
Advertising and Promotion Expense	205	101	306
Research, Selling and General Expense	274	182	456
Other (Income) and Expense, net(a)	—	1	1
Segment Operating Profit	$641	$201	$842
Corporate & Other			184
Total Operating Profit			$1,026
(a)    Other (income) and expense, net primarily includes the effects of changes in exchange rates on monetary assets and liabilities for subsidiaries where we have adopted highly inflationary accounting.

	Nine Months Ended September 30, 2024
	NA	IPC	Total
Segment Net Sales	$8,294	$4,362	$12,656
Corporate & Other			45
Total Net Sales			$12,701

Cost of Products Sold	4,869	2,837	7,706
Advertising and Promotion Expense	581	311	892
Research, Selling and General Expense	852	541	1,393
Other (Income) and Expense, net(a)	—	12	12
Segment Operating Profit	$1,992	$661	$2,653
Corporate & Other			(373)
Total Operating Profit			$2,280
(a)    Other (income) and expense, net primarily includes the effects of changes in exchange rates on monetary assets and liabilities for subsidiaries where we have adopted highly inflationary accounting.
Depreciation and amortization expense by segment was:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
NA	$115	$108	$343	$318
IPC	61	49	196	144
Total Segment Depreciation and Amortization	176	157	539	462
Corporate & Other	—	2	9	6
Total(a)	$176	$159	$548	$468
(a)    Excludes discontinued operations. See Note 3 for depreciation and amortization of discontinued operations.
Capital spending by segment was:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
NA	$181	$100	$465	$317
IPC	36	34	107	111
Total Segment Capital Spending	217	134	572	428
Corporate & Other	96	1	96	5
Total(a)	$313	$135	$668	$433
(a)    Excludes discontinued operations. See Note 3 for capital spending of discontinued operations.
Sales of Principal Products:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Baby and Child Care	$1,685	$1,721	$5,090	$5,308
Family Care	1,036	989	3,060	2,960
Professional	474	509	1,385	1,668
Adult Care	490	466	1,458	1,384
Feminine Care	431	437	1,286	1,317
All other	34	22	88	64
Total	$4,150	$4,144	$12,367	$12,701

Note 12.    Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	September 30, 2025			December 31, 2024
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$123	$215	$338	$122	$201	$323
Work in process	120	44	164	116	32	148
Finished goods	518	470	988	510	428	938
Supplies and other	—	257	257	—	243	243
	761	986	1,747	748	904	1,652
Excess of FIFO or weighted-average cost over LIFO cost	(206)	—	(206)	(200)	—	(200)
Total	$555	$986	$1,541	$548	$904	$1,452
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.
The following schedule presents a summary of property, plant and equipment, net:

	September 30, 2025	December 31, 2024
Land	$132	$110
Buildings	2,394	2,314
Machinery and equipment	12,877	12,498
Construction in progress	960	780
	16,363	15,702
Less accumulated depreciation	(9,833)	(9,418)
Total	$6,530	$6,284
Supplier Finance Program
We have a supplier finance program managed through two global financial institutions under which we agree to pay the financial institutions the stated amount of confirmed invoices from our participating suppliers on the invoice due date. We, or the global financial institutions, may terminate our agreements at any time upon 30 days written notice. The global financial institutions may terminate our agreements at any time upon three days written notice in the event there are insufficient funds available for disbursement. We do not provide any forms of guarantees under these agreements. Supplier participation in the program is solely up to the supplier, and the participating suppliers negotiate their arrangements directly with the global financial institutions. We have no economic interest in a supplier’s decision to participate in the program, and their participation has no bearing on our payment terms or amounts due. The payment terms that we have with our suppliers under this program generally range from 75 to 180 days and are considered commercially reasonable. As of September 30, 2025 and December 31, 2024, the outstanding amounts related to the suppliers participating in this program were $1.0 billion, of which $192 and $185, respectively, are reported as discontinued operations. Amounts are recorded within Trade accounts payable and Current liabilities of discontinued operations.
Note 13.    Legal Matters
As described in our Annual Report on Form 10-K for the year ended December 31, 2024, we received certain requests from the United States Department of Justice (“DOJ”) concerning allegations of violations of the Food, Drug, and Cosmetic Act in connection with the manufacturing, marketing and sale of surgical gowns by our former health care business, Avanos Medical, Inc. (previously Halyard Health, Inc.). During the third quarter of 2025, we entered into a Deferred Prosecution Agreement (the “DPA”) with the DOJ that resolved the DOJ’s investigation. Pursuant to the DPA, the Company is responsible for making certain monetary payments that are not expected to materially affect our financial position, results of operations or cash flows.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This Management's Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations is intended to provide investors with an understanding of our recent performance, financial condition, cash flows and future prospects. The following MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 and the Unaudited Interim Condensed Consolidated Financial Statements and related notes contained in this Quarterly Report on Form 10-Q. Our analysis compares results for the three and nine months ended September 30, 2025 to the same period in 2024. As discussed in the Notes to the Unaudited Interim Condensed Consolidated Financial Statements, the results and related assets and liabilities of the IFP Business are reported as discontinued operations. As a result, unless specifically stated, all discussions included below reflect continuing operations for all periods presented. Amounts are reported in millions of dollars, except per share amounts, unless otherwise noted. The following will be discussed and analyzed:
•Overview of Business and Recent Developments
•Results of Operations
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
Changes to U.S. trade policy, including increasing tariffs on imports have led to significant volatility and uncertainty in global markets. We estimate that the incremental costs of the new tariffs that are currently in effect in the U.S., as well as in other markets in which we operate, to be approximately $100 in 2025, most of which will be incurred by the North America segment. We are continuing to evaluate these developments and our ability to offset a portion of these costs to mitigate the impact on our business, consolidated results of operations, and financial condition.
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
Segments are described in greater detail in Item 1, Note 11 to the Unaudited Interim Condensed Consolidated Financial Statements.
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
The transformation is expected to impact our organization in all major geographies, and workforce reductions are expected to be in the range of 4% to 5%. Certain actions under the 2024 Transformation Initiative are being finalized for implementation, and accounting for such actions will commence when the actions are authorized for execution. The 2024 Transformation Initiative is expected to be completed by the end of 2026. Total pre-tax savings are expected to be $3.0 billion in gross productivity; inclusive of input cost and manufacturing cost savings, and $200 in selling, general and administrative expenses. Total costs are anticipated to be approximately $1.5 billion pre-tax. Cash costs are expected to be approximately 60% of that amount, primarily related to workforce reductions and other program costs. Expected non-cash charges are primarily related to incremental depreciation and asset write-offs, including losses associated with the expected exit of certain markets. For the three months ended September 30, 2025 and 2024, total 2024 Transformation Initiative charges were $62 pre-tax ($50 after-tax) and $124 pre-tax ($106 after-tax), respectively. For the nine months ended September 30, 2025 and 2024, total 2024 Transformation Initiative charges were $261 pre-tax ($222 after-tax), and $359 pre-tax ($257 after-tax), respectively. Through September 30, 2025, cumulative pre-tax charges for the 2024 Transformation Initiative were $718 ($561 after-tax).
Divestiture Activity
On July 1, 2024, we completed the sale transaction of our former personal protective equipment ("PPE") business for total consideration of $635. Upon closure of the transaction, a pre-tax gain of $566 ($453 after-tax) was recognized in Other (income) and expense, net. This gain is net of transaction costs of $14 that were determined to be directly attributable to the sale transaction.
War in Ukraine
Consistent with the humanitarian nature of our products, we manufacture and sell only essential items in Russia, such as baby diapers and feminine pads, which are critical to the health and hygiene of women, girls and babies. Beginning in March 2022, we significantly adjusted our business in Russia, substantially curtailing media, advertising and promotional activity and suspending capital investments, other than certain maintenance investments, in our sole manufacturing facility in Russia. Our Russia business has represented approximately 1% to 2% of our global net sales, operating profit and total assets. Our ability to continue our operations in Russia may change as the situation evolves. We have experienced high input costs, supply chain complexities, reduced consumer demand, restricted access to raw materials and production assets, and restricted access to financial institutions, as well as supply chain, professional services, monetary, currency, trade and payment/investment sanctions and related controls. As the business, geopolitical and regulatory environment concerning Russia evolves, we may not be able to sustain the limited manufacture and sale of our products, and our assets may be partially or fully impaired.
Results of Operations
Consolidated Results
Summary of Results

	Three Months Ended September 30			Nine Months Ended September 30
	2025	2024	% Change	2025	2024	% Change
Net Sales	$4,150	$4,144	0.1%	$12,367	$12,701	(2.6)%
Gross Profit	1,493	1,564	(4.5)%	4,458	4,844	(8.0)%
Operating Profit	621	1,026	(39.5)%	1,844	2,280	(19.1)%
Provision for income taxes	(248)	(187)	32.6%	(495)	(395)	25.3%
Income from Continuing Operations	344	823	(58.2)%	1,258	1,843	(31.7)%
Income from Discontinued Operations, Net of Income Taxes	110	92	19.6%	281	283	(0.7)%
Net Income Attributable to Kimberly-Clark Corporation	446	907	(50.8)%	1,522	2,098	(27.5)%
Diluted Earnings per Share from Continuing Operations	1.01	2.42	(58.3)%	3.73	5.37	(30.5)%
Diluted Earnings per Share from Discontinued Operations	0.33	0.27	22.2%	0.84	0.84	—%
Adjusted Results - Continuing Operations

	Three Months Ended September 30			Nine Months Ended September 30
	2025	2024	% Change	2025	2024	% Change
Adjusted Gross Profit(a)	$1,527	$1,595	(4.3)%	$4,627	$4,920	(6.0)%
Adjusted Operating Profit(a)	683	682	0.1%	2,102	2,171	(3.2)%
Adjusted Earnings per Share(a)	1.45	1.56	(7.1)%	4.70	4.96	(5.2)%
Adjusted Effective Tax Rate(a)	26.5%	21.5%	5.0%	22.6%	21.7%	0.9%
(a)    Adjusted amounts are non-GAAP financial measures. See "Summary of Non-GAAP Financial Measures" below for reconciliations of our GAAP to Non-GAAP measures.
Net Sales
Drivers of the changes in net sales were:

Percent Change in Net Sales	Volume	Mix/Other	Net Price	Divestitures and Business Exits(c)	Currency Translation	Total(a)	Organic(b)
Three Months Ended	2.4	0.3	(0.2)	(2.2)	(0.1)	0.1	2.5
Nine Months Ended	2.4	0.1	(0.9)	(3.0)	(1.2)	(2.6)	1.6
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
Net sales of $4.2 billion for the three months ended September 30, 2025 were in line with the prior year, as divestitures and business exits were offset by organic sales growth. Organic sales increased 2.5% driven by volume gains of 2.4%, while price and mix were relatively flat compared to the prior year.
Net sales of $12.4 billion for the nine months ended September 30, 2025 declined 2.6%, primarily driven by divestitures and business exits and unfavorable currency impacts, partially offset by organic sales growth. Organic sales increased 1.6% driven by volume gains of 2.4%, partially offset by lower pricing.

Gross and Operating Profits
Gross profit of $1.5 billion for the three months ended September 30, 2025 decreased 4.5%, while gross margin of 36.0% decreased 170 basis points. Gross margin in the current and prior year included approximately 80 basis points for charges related to the 2024 Transformation Initiative, primarily for incremental depreciation expense, workforce reductions and asset write-offs. The decline in gross profit was primarily due to unfavorable pricing net of cost inflation, including tariff impacts, and supply chain related investments, partially offset by gross productivity savings from integrated margin management of approximately $125.
Gross profit of $4.5 billion for the nine months ended September 30, 2025 decreased 8.0%, while gross margin of 36.0% decreased 210 basis points. Gross margin in the current and prior year included approximately 140 basis points and 60 basis points, respectively, for charges related to the 2024 Transformation Initiative, primarily for incremental depreciation expense, workforce reductions and asset write-offs. Excluding these charges, adjusted gross margin decreased 130 basis points to 37.4% primarily due to unfavorable pricing net of cost inflation, including tariff impacts, and supply chain related investments, partially offset by gross productivity savings from integrated margin management of approximately $325.
Operating profit for the three and nine months ended September 30, 2025 was $621 and $1.8 billion, respectively, compared to $1.0 billion and $2.3 billion in the prior year. Results included charges related to the 2024 Transformation Initiative of $62 and $258 for the three and nine months ended September 30, 2025, respectively, and $124 and $359 for the three and nine months ended September 30, 2024. Results in 2024 also included a $565 gain from the sale of our PPE business and charges of $97 for the impairment of intangible assets. Excluding these items, adjusted operating profit for the three and nine months ended September 30, 2025 was $683 and $2.1 billion, respectively, compared to $682 and $2.2 billion in the prior year.
Drivers of the changes in adjusted operating profit were:

Percent Change in Adjusted Operating Profit	Volume	Net Price	Input Costs	Other Manufacturing Costs(a)	Currency Translation	Other(b)	Total(c)
Three Months Ended	1.4	(1.4)	(7.1)	(2.1)	0.1	9.2	0.1
Nine Months Ended	1.2	(5.3)	(7.5)	1.0	(0.8)	8.2	(3.2)
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
Adjusted operating profit for the three months ended September 30, 2025 was in line with the prior year as lower adjusted gross profit discussed above, coupled with a 210 basis point impact from divestitures and business exits was offset by lower marketing, research and general expenses.
The decrease in adjusted operating profit for the nine months ended September 30, 2025 resulted from lower net sales and adjusted gross profit discussed above, coupled with a 400 basis point impact from divestitures and business exits and unfavorable currency impacts, partially offset by lower marketing, research and general expenses.
Income from Continuing Operations
Income from Continuing Operations for the three and nine months ended September 30, 2025 was $344 and $1.3 billion, respectively, compared to $823 and $1.8 billion in the prior year. Apart from the operating profit drivers discussed above, the decrease was primarily related to a higher effective tax rate and lower income from equity companies.
Our share of net income of equity companies for the three and nine months ended September 30, 2025 was $46 and $137, respectively, compared to $48 and $172 for the prior year. The decrease for the nine months ended was primarily driven by Kimberly-Clark de Mexico, S.A.B. de C.V., due to unfavorable foreign currency effects, higher inputs costs and lower volumes, partially offset by pricing, productivity savings and lower general and administrative expenses.
The effective tax rate for the three and nine months ended September 30, 2025 was 45.4% and 30.6%, respectively, compared to 19.4% and 19.1% in the prior year. The increases in each period were primarily driven by incremental tax charges as a result of the One Big Beautiful Bill Act (“OBBBA”) relating to a valuation allowance on current and prior year U.S. foreign tax credits. The adjusted effective tax rate for the three and nine months ended

September 30, 2025 was 26.5% and 22.6%, respectively, compared to 21.5% and 21.7% in the prior year. The increases were driven primarily by transitory impacts from OBBBA and the resolution of certain tax matters in the prior year.
Diluted earnings per share for the three and nine months ended September 30, 2025 were $1.01 and $3.73, respectively, compared to $2.42 and $5.37 for the prior year. Adjusted diluted earnings per share for the three and nine months ended September 30, 2025 were $1.45 and $4.70, respectively, representing a 7.1% and 5.2% decrease compared to the prior year. The decrease was primarily driven by lower adjusted operating profit, higher income tax expense caused by OBBBA, and lower income from equity companies, which more than offset the benefits from lower dilutive shares outstanding.
Income from Discontinued Operations, Net of Income Taxes
Income from discontinued operations, net of income taxes for the three months ended September 30, 2025 was $110 compared to $92 in the prior year. The increase was driven by a reduction in depreciation and amortization expense of $30, partially offset by pre-tax separation costs of $17.
Income from discontinued operations, net of income taxes for the nine months ended September 30, 2025 was $281 compared to $283 in the prior year, as pre-tax separation charges of $50 were largely offset by a reduction in depreciation and amortization expense of $40.
Segment Results
Drivers of the changes in segment net sales and operating profit were:

Percent Change in Segment Net Sales	Volume	Mix/Other	Net Price	Divestitures and Business Exits(c)	Currency Translation	Total(a)	Organic(b)
Three Months Ended
NA	2.6	(0.5)	0.4	(3.3)	—	(0.8)	2.7
IPC	2.0	1.6	(1.5)	(0.1)	(0.1)	1.9	2.1
Nine Months Ended
NA	2.6	(0.4)	(0.2)	(4.0)	(0.2)	(2.2)	2.1
IPC	2.0	1.0	(2.2)	(0.2)	(3.0)	(2.5)	0.8

Percent Change in Segment Operating Profit	Volume	Net Price	Input Costs	Other Manufacturing Costs(d)	Currency Translation	Other(e)	Total
Three Months Ended
NA	0.1	1.8	(3.5)	(5.0)	(0.1)	6.5	(0.2)
IPC	4.3	(10.5)	(13.1)	10.1	0.5	15.2	6.5
Nine Months Ended
NA	0.2	(0.9)	(3.6)	(1.6)	(0.2)	5.1	(1.0)
IPC	5.1	(14.7)	(14.0)	9.8	(2.0)	6.1	(9.7)
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
(d)    Includes net impact of productivity initiatives, product and supply chain investments and other changes in cost of products sold.
(e)    Includes impact of changes in product mix, marketing, research and general expenses and other (income) and expense, net.

North America

	Three Months Ended September 30			Nine Months Ended September 30
	2025	2024	% Change	2025	2024	% Change
Net Sales	$2,714	$2,735	(0.8)%	$8,112	$8,294	(2.2)%
Operating Profit	640	641	(0.2)%	1,973	1,992	(1.0)%
Net sales of $2.7 billion for the three months ended September 30, 2025 decreased 0.8% due to the exit of the private label diaper business in the US, partially offset by organic sales growth. Organic sales increased 2.7% primarily from volume gains of 2.6%, driven by Baby & Child Care, Adult & Fem Care and Professional categories. Net sales of $8.1 billion for the nine months ended September 30, 2025 decreased 2.2% from a combination of the sale of the PPE business and the exit of the private label diaper business in the US, partially offset by organic sales growth. Organic sales increased 2.1% driven by volume gains of 2.6%, with all categories growing volume, partially offset by lower pricing and mix.
Operating profit for the three months ended September 30, 2025 of $640 was in line with the prior year, as impacts from divestitures and business exits (approximately 220 basis points) were offset by gross productivity savings and lower marketing, research and general expenses. Operating profit for the nine months ended September 30, 2025 of $2.0 billion decreased 1.0%, primarily due to divestitures and business exits (approximately 340 basis points), unfavorable pricing net of cost inflation, including tariff impacts, and supply chain related investments, partially offset by gross productivity savings and lower marketing, research and general expenses.
International Personal Care

	Three Months Ended September 30			Nine Months Ended September 30
	2025	2024	% Change	2025	2024	% Change
Net Sales	$1,436	$1,409	1.9%	$4,255	$4,362	(2.5)%
Operating Profit	214	201	6.5%	597	661	(9.7)%
Net sales of $1.4 billion for the three months ended September 30, 2025 increased 1.9% primarily due to a 2.1% increase in organic sales. Organic sales benefited from volume and mix gains of 2.0% and 1.6%, respectively, driven by China, South Korea, Australia and Indonesia, partially offset by lower pricing. Net sales of $4.3 billion for the nine months ended September 30, 2025 decreased 2.5% primarily driven by unfavorable currency impacts, partially offset by organic sales growth of 0.8%. The components of organic sales are consistent with the drivers discussed above.
Operating profit for the three months ended September 30, 2025 of $214 increased 6.5% driven by gross productivity savings, volume and mix gains and lower marketing, research and general expenses, partially offset by unfavorable pricing net of cost inflation. Operating profit for the nine months ended September 30, 2025 of $597 decreased 9.7%, primarily due to unfavorable pricing net of cost inflation, supply chain related investments and currency impacts, partially offset by gross productivity savings and volume and mix gains.
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
Cash Provided by Operations
Cash provided by operations was $1.8 billion during the nine months ended September 30, 2025 compared to $2.4 billion in the prior year. The decrease was driven by lower operating profit and timing impacts to working capital, including incremental restructuring and IFP Transaction separation cost payments of approximately $120.

Investing
Cash used for investing was $650 during the nine months ended September 30, 2025 compared to cash provided by investing of $94 in the prior year. This change is primarily due to proceeds from asset and business dispositions of $649 in 2024, primarily reflecting the sale of our PPE business. During the nine months ended September 30, 2025, our capital spending was $741 compared to $512 in the prior year. We anticipate that full year capital spending will be approximately $1.0 to $1.2 billion, including incremental spending from the 2024 Transformation Initiative.
Financing
Cash used for financing was $1.6 billion during the nine months ended September 30, 2025 compared to $2.5 billion in the prior year. This decrease was primarily due to decreased share repurchases, coupled with an increase in U.S. commercial paper. During the nine months ended September 30, 2025, we repurchased 1.1 million shares of our common stock pursuant to our publicly announced share repurchase programs at a total cost of $140 through a broker in the open market.
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other short-term debt issued by non-U.S. subsidiaries, was $421 as of September 30, 2025 (included in Debt payable within one year on the Condensed Consolidated Balance Sheets). The average month-end balance of short-term debt for the nine months ended September 30, 2025 was $257. These short-term borrowings provide supplemental funding to support our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as dividends and income taxes.
As of September 30, 2025 and December 31, 2024, total debt from continuing operations was $7.3 billion and $7.4 billion, respectively.
We maintain a $2.0 billion revolving credit facility which expires in June 2028 and a $750 revolving credit facility which expires in May 2026. These facilities, currently unused, support our commercial paper program and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are expecting favorable cash tax impacts in the near and medium term as a result of the OBBBA. During the three months ended September 30, 2025, provisions within the OBBBA increased the Noncurrent deferred tax liability by approximately $200 primarily due to the valuation allowance recorded in the quarter and changes providing for the immediate deduction of previously capitalized research and development expenditures.
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
•U.S. Tax Reform Related Matters (OBBBA) - In the third quarter of 2025, we recognized a valuation allowance on prior year U.S. foreign tax credits as a result of provisions within the OBBBA that impact our ability to use credits.
•IFP Repatriated Earnings – In 2025, in connection with the IFP Transaction, we recognized a deferred tax liability for certain permanently reinvested earnings from the IFP Business that are expected to be repatriated prior to the close of the transaction.
•Sale of PPE business - In 2024, we recognized a gain related to the sale of our PPE business. See Item 1, Note 4 to the Unaudited Interim Condensed Consolidated Financial Statements for details.
•Impairment of intangible assets - In 2024, we recognized charges related to the impairment of certain intangible assets related to Softex and Thinx. See Item 1, Note 5 to the Unaudited Interim Condensed Consolidated Financial Statements for details.
The following tables provide a reconciliation of Organic Sales Growth from continuing operations:

	Three Months Ended September 30, 2025
	Percent change vs. the prior year period
	NA	IPC	Total
Net Sales Growth	(0.8)	1.9	0.1
Currency Translation	—	0.1	0.1
Divestitures and Business Exits	3.3	0.1	2.2
Organic Sales Growth(a)	2.7	2.1	2.5

	Nine Months Ended September 30, 2025
	Percent change vs. the prior year period
	NA	IPC	Total
Net Sales Growth	(2.2)	(2.5)	(2.6)
Currency Translation	0.2	3.0	1.2
Divestitures and Business Exits	4.0	0.2	3.0
Organic Sales Growth(a)	2.1	0.8	1.6
(a)    Table may not foot due to rounding.

The following table provides a reconciliation of Adjusted Gross Profit from continuing operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Gross Profit	$1,493	$1,564	$4,458	$4,844
2024 Transformation Initiative	34	31	169	76
Adjusted Gross Profit	$1,527	$1,595	$4,627	$4,920
The following table provides a reconciliation of Adjusted Operating Profit from continuing operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Operating Profit	$621	$1,026	$1,844	$2,280
2024 Transformation Initiative	62	124	258	359
Sale of PPE Business	—	(565)	—	(565)
Impairment of Intangible Assets	—	97	—	97
Adjusted Operating Profit	$683	$682	$2,102	$2,171

The following table provides a reconciliation of Adjusted Earnings per Share from continuing operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Diluted Earnings per Share	$1.01	$2.42	$3.73	$5.37
2024 Transformation Initiative	0.14	0.31	0.64	0.76
OBBBA	0.29	—	0.29	—
IFP Repatriated Earnings	0.01	—	0.04	—
Sale of PPE Business	—	(1.34)	—	(1.34)
Impairment of Intangible Assets	—	0.17	—	0.17
Adjusted Earnings per Share(a)	$1.45	$1.56	$4.70	$4.96
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

The following tables provide a reconciliation of the continuing operations Adjusted Effective Tax Rate:

	Three Months Ended September 30
	2025		2024
	Income From Continuing Operations Before Income Taxes and Equity Interests	Provision for Income Taxes	Income From Continuing Operations Before Income Taxes and Equity Interests	Provision for Income Taxes
As Reported	$546	$(248)	$962	$(187)
2024 Transformation Initiative	62	(12)	124	(18)
OBBBA	—	96	—	—
IFP Repatriated Earnings	—	3	—	—
Sale of PPE Business	—	—	(565)	112
Impairment of Intangible Assets	—	—	97	(40)
As Adjusted	$608	$(161)	$618	$(133)

Effective Tax Rate
As Reported		45.4%		19.4%
As Adjusted		26.5%		21.5%

	Nine Months Ended September 30
	2025		2024
	Income From Continuing Operations Before Income Taxes and Equity Interests	Provision for Income Taxes	Income From Continuing Operations Before Income Taxes and Equity Interests	Provision for Income Taxes
As Reported	$1,616	$(495)	$2,066	$(395)
2024 Transformation Initiative	261	(39)	359	(102)
OBBBA	—	96	—	—
IFP Repatriated Earnings	—	13	—	—
Sale of PPE Business	—	—	(565)	112
Impairment of Intangible Assets	—	—	97	(40)
As Adjusted	$1,877	$(425)	$1,957	$(425)

Effective Tax Rate
As Reported		30.6%		19.1%
As Adjusted		22.6%		21.7%
Item 4.    Controls and Procedures
As of September 30, 2025, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2025. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION
Item 1.    Legal Proceedings
See Part I, Item 1, Note 13 to the Unaudited Interim Condensed Consolidated Financial Statements, which is incorporated in this Item 1 by reference.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. All our share repurchases during the three months ended September 30, 2025 were made through a broker in the open market.
The following table contains information for shares repurchased during the three months ended September 30, 2025. None of the shares in this table were repurchased directly from any of our officers or directors.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(a)
July 1 to July 31	139,355	$129.14	9,184,602	30,815,398
August 1 to August 31	—	—	9,184,602	30,815,398
September 1 to September 30	—	—	9,184,602	30,815,398
Total	139,355
(a)Share repurchases were made pursuant to a share repurchase program authorized by our Board of Directors on January 22, 2021 (the "2021 Program"). The 2021 Program allows for the repurchase of 40 million shares in an amount not to exceed $5 billion.

Item 5.    Other Information
(c)Our directors and officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Securities Exchange Act of 1934, as amended. During the three months ended September 30, 2025, no such plans or other arrangements were adopted or terminated.

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
October 30, 2025