Form 10-K
period 2025-12-31
KIMBERLY CLARK CORP
filed 2026-02-12
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2025 (based on the closing stock price as of such date) was approximately $42.8 billion.
As of January 30, 2026, there were 331,922,371 shares of Kimberly-Clark common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive Proxy Statement for Kimberly-Clark's 2026 Annual Meeting of Stockholders to be held on May 14, 2026 is incorporated by reference into Part III.

KIMBERLY-CLARK CORPORATION

KIMBERLY-CLARK CORPORATION - 2025 Annual Report

PART I

ITEM 1.    BUSINESS
Description of Kimberly-Clark
Kimberly-Clark Corporation was founded in 1872 and incorporated in Delaware in 1928. We are a global company focused on delivering essential products and solutions that solve unmet consumer needs and provide Better Care for a Better World. We are principally engaged in the manufacturing and marketing of a wide range of products made from natural or synthetic fibers and materials using advanced technologies in fibers, nonwovens and absorbency. Kimberly-Clark and our trusted brands are an indispensable part of life for people in more than 175 countries and territories. Our portfolio of brands, including Huggies, Kleenex, Scott, Kotex, Cottonelle, Poise, Depend, Andrex, Pull-Ups, GoodNites, Intimus, Plenitud, Sweety, Softex, Viva and WypAll, hold No. 1 or No. 2 share positions in approximately 70 countries and encompass five global daily-need product categories: Baby & Child Care, Adult Care, Feminine Care, Family Care, and Professional. We are committed to using sustainable practices that are designed to support a healthy planet, build strong communities, and enable our business to thrive for decades to come. Unless the context indicates otherwise, the terms "Corporation," "Company," "Kimberly-Clark," "K-C," "we," "our" and "us" refer to Kimberly-Clark Corporation and its consolidated subsidiaries.
Amounts within this Annual Report on Form 10-K are reported in millions, except per share amounts, unless otherwise noted.
Recent Business Developments
Pending Acquisition of Kenvue, Inc.
On November 2, 2025, we entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire the outstanding equity interests of Kenvue, Inc. ("Kenvue"), a global consumer health leader, for stock and cash consideration (the "Kenvue Acquisition"). Under the terms of the Merger Agreement, which was unanimously approved by the Boards of Directors of each of Kimberly-Clark and Kenvue, each share of Kenvue common stock, par value $0.01 per share, issued and outstanding at the close of the Kenvue Acquisition (subject to certain provisions within the Merger Agreement) will be converted into the right to receive (i) 0.14625 shares of Kimberly-Clark common stock, par value $1.25 per share (the "Stock Consideration"), plus (ii) $3.50 in cash (the "Cash Consideration" and, together with the Stock Consideration, the "Merger Consideration"). In total, we expect approximately 280 million shares of common stock to be issued and approximately $6.7 billion to be paid for the Merger Consideration. The Cash Consideration is expected to be funded through a combination of cash on hand, proceeds from new debt issuance, and proceeds from the IFP Transaction (as defined below). The actual value of the transaction will fluctuate based upon changes in the price of Kimberly-Clark common stock and the number of shares of Kenvue common stock outstanding at the time of closing. See Item 8, Note 4 to the Consolidated Financial Statements for further details.
International Family Care and Professional ("IFP") Transaction
On June 5, 2025, we announced that the Company will form a joint venture with Suzano S.A. ("Suzano") and Suzano International Holding B.V., a wholly-owned subsidiary of Suzano ("Buyer"), comprised of substantially all the operations of the Company's former International Family Care and Professional ("IFP") segment (the "IFP Business"). To facilitate this transaction, we entered into an Equity and Asset Purchase Agreement (the "Purchase Agreement") with Buyer, pursuant to which we will, among other things, effectuate a reorganization through the transfer of certain assets, liabilities and equity interests of the IFP Business to Kimberly-Clark IFP NewCo B.V., an indirect wholly-owned subsidiary of the Company (the "Joint Venture"). At the time of closing, which is expected to take place in mid-2026 and will only take place following the satisfaction of consultation requirements and customary closing conditions, including obtaining required regulatory approvals, Buyer will acquire a 51% interest in the Joint Venture for a purchase price of approximately $1.7 billion, subject to certain closing adjustments set forth in the Purchase Agreement, and we will retain a 49% equity interest (the "IFP Transaction"). As a result, the results of the IFP Business are reported as discontinued operations and excluded from both continuing operations and segment results for all periods presented. Unless otherwise noted, all amounts, percentages and disclosures in this Annual Report on Form 10-K reflect only Kimberly-Clark's continuing operations. See Item 8, Notes 1 and 3 to the Consolidated Financial Statements for further details.

1	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

Segment Reporting
As a result of the IFP Transaction discussed above, the Company's continuing operations are now organized into two reportable segments defined by geographic region: North America ("NA") and International Personal Care ("IPC"). The results of the IFP Business, including certain costs that were previously allocated to the IPC segment that relate to assets or activities that are part of the IFP Transaction, are reported as discontinued operations and excluded from segment results for all periods presented. Additionally, certain operations and commercial activities of the former IFP segment retained by the Company are now reported in the NA and IPC segments. Further, Corporate and Other was updated for all periods presented to include the following:
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
2024 Transformation Initiative
During fiscal 2024, we announced our 2024 Transformation Initiative in order to create a more agile and focused operating model. As part of this, we launched our Powering Care business strategy to sharpen our focus on proprietary right-to-win spaces and improve our growth trajectory, profitability, and returns on investment. This new operating model and strategy leverages three synergistic pillars:
•Accelerating pioneering innovation to capture significant growth available in our product categories by investing in science-based and proprietary technology to solve unmet and evolving consumer needs, and delivering breakthrough storytelling to drive category participation and brand love;
•Optimizing our margin structure to deliver superior consumer propositions at every rung of the good, better, best ladder, and implement initiatives and deploy technology and data analytics designed to create a fast, adaptable, integrated supply chain with greater visibility that can deliver continuous improvement; and
•Wiring our organization for growth to drive agility, speed, and focused execution that extends our competitive advantages further into the future.
Distribution and Customers
Our essential products for household use are sold directly to supermarkets, mass merchandisers, drugstores, warehouse clubs, variety and department stores and other retail outlets, as well as through other distributors and e-commerce. Products for professional use are sold through distributors, directly to manufacturing, lodging, office building, food service, and high-volume public facilities, and through e-commerce.
Our largest customer, Walmart Inc., represented approximately 16% in 2025 and 2024 and 15% in 2023 of our net sales from continuing operations. Net sales to Walmart Inc. were primarily in the NA segment.
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
•2023 - The sale of our Neve tissue brand and related consumer and professional tissue assets in Brazil.
These transactions are discussed in greater detail in Item 8, Note 4 to the Consolidated Financial Statements.

2	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

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
Corporate Responsibility and Sustainability
We are a purpose-led company with purposeful brands. Our longstanding focus on sustainability and our commitment to provide Better Care for a Better World comes to life through four interconnected pillars: Better Products, Better Planet, Better Workplace and Better Society.
Delivering our purpose begins with focusing on the health and safety of our customers, consumers, and employees; promoting the value of inclusion and belonging within our business; and making efforts to protect the rights of workers across our supply chain. We believe we can make meaningful contributions through our business activities, operations and global charitable partnerships to clean water and sanitation, the advancement of essential care for underserved communities, climate action and responsible consumption and production. Our sustainability strategy puts our brand, supply chain and innovation teams to work with the goal of creating shared value by addressing relevant global challenges and is focused on addressing key climate-related risks and opportunities throughout our value chain.
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
For 2026 and 2027, we expect total operating expenses for environmental compliance, including pollution control equipment operation and maintenance costs, governmental fees, and research and engineering costs, to be approximately $150 and $140, respectively.

3	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

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
We are obligated to comply with regulations that cover product safety, efficacy, manufacturing, advertising, labeling and safety reporting. These include requirements that we provide a label that highlights perceived concerns about a product or warns consumers of risks of using our products. In some cases, it may be necessary to initiate product recalls if safety risks are considered to exist. All our facilities and other operations are subject to various environmental protection statutes and regulations, including those relating to the use of water resources and the discharge of wastewater. We are also subject to expanding laws and regulations related to sustainability-related matters, non-financial reporting and diligence, labor and employment, trade, taxation and data privacy and protection, including, but not limited to, the European Union’s General Data Protection Regulation, Brazil's General Data Protection Law, China's Personal Information Protection Law, and the California Consumer Privacy Act of 2018.
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
Human Capital Management
As of December 31, 2025, we had approximately 36,000 employees in our consolidated operations, including employees of our IFP Business reported as discontinued operations. Approximately 35% of our employees were located in North America. The remaining employees were located in approximately 55 countries outside of North America. Approximately 50% of our workforce was directly involved in manufacturing and distribution operations.
In order to recruit, retain, develop, protect and fairly compensate our employees, we focus on the following three key areas:
•Health and safety
We strive to protect the health and safety of our employees. We create and administer company-wide policies and processes designed to protect our employees and to comply with applicable safety regulations. Health and safety training is regularly provided to our employees. We review and monitor our performance closely to drive continuous improvement in our safety programs.

4	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

•Employee development and employee engagement
Our long-term business success is tied to building a purpose-led, performance-driven employee culture where our people feel included, valued, heard, and supported. It is demonstrated through our:
–Talent and succession planning processes, leadership and management development programs, and broad learning opportunities
We believe that developing and engaging employees at all levels of the organization is critical to their skill advancement and professional growth.
–Continuous listening
We hold regular Town Hall meetings where employees can ask executives questions and make their voices heard. We host a series of conversations to drive employee and leadership engagement across a variety of topics, including belonging and inclusion. We conduct global surveys that offer our employees the ability to provide feedback and valuable insights to help address potential issues and identify opportunities to improve and support our employees’ experience.
–Commitment to belonging and inclusion
By embracing different perspectives and experiences, we strengthen our ability to unlock innovative solutions and understand consumers. Belonging and inclusion are not only fundamental business strategies, but they’re essential to who we are.
We offer all employees the opportunity to join any of our voluntary inclusion networks. These networks foster professional development, build connections, amplify insights that inform our business strategy, and celebrate the wide range of perspectives and experiences throughout our company. By creating spaces for learning and connection for all employees, our inclusion networks drive belonging and inclusion efforts across our company and support career growth for all. The Management Development and Compensation Committee (“MDC”) of the Board of Directors is responsible for reviewing our belonging and inclusion strategy.
•Compensation and benefits
We provide market-based competitive compensation through our salary, annual incentive and long-term incentive programs and robust benefits packages that promote employee well-being across all aspects of their lives.
Eligible employees are compensated for their contributions to our success with both short-term cash incentives and long-term equity-based incentives. We also provide a variety of resources and services to help our employees plan for retirement. We believe the structure of our compensation packages provides the appropriate incentives to attract, retain and motivate our employees.
MDC is responsible for establishing and administering the policies governing annual compensation and long-term compensation to ensure that the policies are designed to align compensation with our overall business strategy and performance.
Available Information
We make financial information, news releases and other information available on our corporate website at www.kimberly-clark.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on this website as soon as reasonably practicable after we electronically file these reports and amendments with, or furnish them to, the Securities and Exchange Commission ("SEC"). The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC. Stockholders may also contact Stockholder Services, P.O. Box 612606, Dallas, Texas 75261-2606 to obtain a hard copy of these reports without charge.

5	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

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
Increases in the cost and availability of raw materials, including pulp and petroleum-based materials, the cost of energy, transportation and other necessary services, supplier constraints, supplier consolidation which could limit our sources of supply for these items, an inability to maintain favorable supplier arrangements and relations, the impact of health pandemics or an inability to avoid disruptions in production output could have an adverse effect on our financial results.
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

6	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

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

7	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

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
Our international operations are subject to foreign market risks, including changes in foreign currency exchange rates, currency restrictions, political, social and economic instability, and the imposition of increased or new tariffs, which may adversely affect our financial results.
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
•Adverse political conditions. Risks related to political instabilities and hostilities (including the war in Ukraine), expropriation, new or revised legal or regulatory constraints, difficulties in enforcing contractual and intellectual property rights, and potentially adverse tax consequences could adversely affect our financial results.
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

8	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

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
Developing and maintaining our reputation, as well as the reputation of our brands, is a critical factor in our relationship with consumers, customers, suppliers and others. Our inability to address adverse publicity or other issues, including with respect to product safety, quality, efficacy, environmental impacts (including packaging, energy and water use and waste management), substances and ingredients of potential concern, inclusion and belonging, human rights and other social responsibility or similar matters, or breaches of consumer, customer, supplier, employee or other confidential information, real or perceived, could negatively impact sentiment towards us and our products and brands, and our business and financial results could suffer. In addition, our products could face withdrawal, recall or other quality issues. Consumers increasing use and reliance on social media for information could increase the risk of adverse publicity, potentially with negative perception of our products or brands. Negative posts or comments about our company, our brands or our employees on social media or web sites (whether factual or not) or security breaches related to use of our social media accounts and failure to respond effectively to these posts, comments or activities could damage our reputation and brand image across the various regions in which we operate. Placement of our advertisements in social media may also result in damage to our brands if the media itself experiences negative publicity. Our brands may be associated with or appear alongside harmful content before these platforms or our own social media monitoring can detect this risk to our brand. Our business and results could also be negatively impacted by the effects of product-related litigation, allegations of product tampering or contamination, or the distribution and sale of counterfeit products.
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
Our ability to manufacture, distribute and sell products is critical to our operations. These activities are subject to inherent risks such as natural disasters, power outages, fires or explosions, labor strikes or labor shortages, terrorism, epidemics, pandemics, import restrictions, regional economic, business, environmental or political events (including the war in Ukraine), governmental regulatory requirements or nongovernmental voluntary actions in response to global climate change or other concerns regarding the sustainability of our business, which could disrupt our supply chain and impair our ability to manufacture or sell our products. This interruption, if not mitigated in advance or otherwise effectively managed, could adversely impact our business, financial condition and results of operations, as well as require additional resources to address.

9	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

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
Our engagement in business development activities, including acquisitions or divestitures of product lines or businesses, could impact our business, consolidated financial condition, results of operations or liquidity.
We have pursued, and expect to continue to pursue, various business development activities, including joint ventures, equity investments, licensing agreements and acquisitions or divestitures of product lines or businesses. Such activities involve numerous risks, including risk of litigation or regulatory actions, unexpected costs or expenses, difficulties in the assimilation of the operations, technologies, services and products of acquired product lines or businesses, estimation and assumption of liabilities and contingencies, business disruption during the pendency of or following the proposed transaction, personnel turnover and the diversion of management's attention from other business concerns. Such activities may affect the ability of the Company to maintain relationships with customers, suppliers, employees, stockholders and others. We may be unable to successfully integrate and manage product lines or businesses that we acquire. Divestitures may adversely impact our results if we are unable to offset the dilutive impacts from the loss of revenue associated with the divested products or businesses, or mitigate overhead costs allocated to those businesses. Furthermore, divestitures could adversely affect our ongoing business operations, including by enhancing our competitors' positions or reducing consumer confidence in our ongoing brands and products. We may be unable to achieve anticipated benefits or cost savings from business development activities in the timeframe we anticipate, or at all.
The inability to effectively and efficiently manage business development activities, including acquisitions and divestitures, with the results we expect or in the timeframe we anticipate could adversely affect our business, consolidated financial condition, results of operations or liquidity.
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

10	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

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
We operate in highly competitive domestic and international markets against well-known, branded products and low-cost or private label products. Inherent risks in our competitive strategy include uncertainties concerning trade and consumer acceptance, the effects of consolidation within retailer and distribution channels, a growing e-commerce marketplace, and customers' and competitors' actions. Our competitors for these markets include global, regional and local manufacturers, including private label manufacturers. Some of these competitors may have better access to financial resources and greater market penetration, which enable them to offer a wider variety of products and services at more competitive prices. Alternatively, some of these competitors may have significantly lower product development and manufacturing costs, particularly with respect to private label products, allowing them to offer products at a lower price. E-commerce potentially intensifies competition by simplifying distribution and lowering barriers to entry. The actions of these competitors could adversely affect our financial results. In order to stay competitive, it may be necessary for us to lower prices on our products and increase spending on advertising and promotions, which could adversely affect our financial results. In addition, foreign governments may decide to implement tax and other policies that favor their domestic manufacturers at the expense of international manufacturers, including our company. These actions could have a significant negative effect on our pricing, market share and operating results in these markets.
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

11	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

materials and their impact on environmental sustainability, the impact of health pandemics or other changes in consumer trends or habits. If we experience lower sales due to changes in consumer demand for our products, our earnings could decrease.
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

12	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

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
Risks Relating to the Pending Mergers with Kenvue
K-C stockholders and Kenvue stockholders, in each case as of immediately prior to the mergers, will have reduced ownership in the combined company and less influence over management.
We anticipate issuing approximately 280 million shares of common stock pursuant to the Merger Agreement. The actual number of shares of common stock to be issued pursuant to the Merger Agreement will be determined at the closing of the mergers based on the number of shares of Kenvue common stock outstanding immediately prior to the first merger. The issuance of these new shares could have the effect of depressing the market price of our common stock, through dilution of earnings per share or otherwise. Any dilution of, or delay of any accretion to, our earnings per share could cause the price of our common stock to decline or increase at a reduced rate.
Immediately after the closing of the mergers, it is expected that K-C stockholders as of immediately prior to the mergers will own approximately 54%, and Kenvue stockholders as of immediately prior to the mergers will own approximately 46%, of the issued and outstanding shares of K-C common stock, in each case calculated based on the fully diluted market capitalizations of K-C and Kenvue as of the date of signing of the Merger Agreement. As a result, current K-C stockholders and current Kenvue stockholders will have less influence on the management and policies of the combined company than they currently have on the management and policies of K-C and Kenvue, respectively.
The mergers may not be completed and the Merger Agreement may be terminated in accordance with its terms.
The mergers are subject to a number of conditions that must be satisfied or waived prior to the closing of the mergers, including, among other things, (i) the receipt of regulatory approvals, (ii) the absence of any legal restraint in effect that would prevent, make illegal, enjoin or prohibit the consummation of the mergers, (iii) the truth and accuracy of the representations and warranties made as of the date the Merger Agreement was entered into and as of the date the mergers are completed, subject to materiality standards, and (iv) the performance by all parties to the Merger Agreement in all material respects of all obligations required to be performed at or prior to closing. These conditions to the consummation of the mergers may not be satisfied or waived in a timely manner or at all, and, accordingly, the mergers may be delayed or may not be completed.
In addition, if the first merger is not completed by November 2, 2026 (subject to automatic extension to the extent the only conditions not satisfied are those related to certain regulatory approvals or the absence of a legal restraint prohibiting the closing), either K-C or Kenvue may choose not to proceed with the mergers by terminating the Merger Agreement, and the parties can mutually decide to terminate the Merger Agreement at any time, before or after stockholder approval. In addition, K-C and Kenvue may elect to terminate the Merger Agreement in certain other circumstances, including, among other things, (i) failing to cure the breach of a representation, warranty or

13	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

covenant without which a closing condition would not be satisfied, or (ii) a final and non-appealable legal restraint enjoining or otherwise prohibiting the consummation of the mergers.
Failure to complete the mergers, or a delay in the closing of the mergers, could negatively impact our business, results of operations, financial condition and stock price.
The Merger Agreement is subject to a number of conditions that must be fulfilled to complete the mergers. Those conditions include, among others, certain regulatory approvals. A number of the conditions are not within our control and may prevent, delay or otherwise materially adversely affect the closing of the mergers. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise, and cannot assure you that we will be able to timely complete the mergers as currently contemplated under the Merger Agreement or at all. Our business, results of operations, financial condition or stock price could be adversely affected, potentially in a material way, by the failure to complete the mergers, or by a delay in the closing of the mergers, and we or Kenvue may suffer consequences that could adversely affect their business, results of operations, financial condition and stock price, including the following:
•We may not realize any or all of the potential benefits of the mergers, including any synergies that could result from combining its financial and business resources with those of Kenvue;
•Matters relating to the mergers will require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company;
•We have incurred and will incur further substantial expenses in connection with the mergers, including financial advisory, legal, accounting, consulting and other advisory fees, severance/retention employee benefit-related costs and other regulatory fees and other costs relating to the mergers regardless of whether the mergers are completed;
•We may be subject to legal proceedings related to the potential delay of, or failure to complete, the mergers;
•We may experience disruption to our business resulting from the pendency of the mergers, including adverse changes in relationships with, or loss of, customers, business partners and employees, which may not be reversible and may continue or even intensify in the event the mergers are delayed or not completed;
•We may experience negative reactions to the mergers, including if the mergers are not completed, from the financial markets, including negative impacts on the market price of our common stock; and
•Under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the mergers, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if not subject to these restrictions.
In addition to the above risks, if the Merger Agreement is terminated under specified circumstances, either K-C or Kenvue may be required to pay the other a termination fee of $1.136 billion if (i) Kenvue or K-C, as applicable, terminates the Merger Agreement because the K-C board or Kenvue board of directors, as applicable, made an adverse recommendation change or (ii) the Merger Agreement is terminated after the outside date or because of a terminable breach including a K-C or Kenvue takeover proposal, as applicable (made or publicly announced prior to termination or entered into within twelve months of such termination).
Litigation relating to the mergers could result in an injunction delaying or preventing the closing of the mergers and/or substantial costs or otherwise negatively affect our business and operations.
Following the announcement of the mergers, certain complaints related to the mergers and the related joint proxy statement/prospectus were filed. Additional stockholder complaints, including stockholder class action complaints, and other complaints may be filed in the future against us, the K-C board, and others in connection with the mergers. The outcome of such litigation cannot be predicted, including the potential costs of defense or other liabilities that may arise. Future lawsuits that may be filed could delay or prevent the mergers, divert the attention of our management and employees from their day-to-day business or otherwise adversely affect our business, results of operations or financial condition and cause us not to realize, or delay in realizing, some or all of the benefits we expect to achieve upon completion of the mergers.

14	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

We will continue to incur substantial transaction-related costs in connection with the mergers.
We have incurred significant financial advisory, legal, accounting, consulting and other advisory fees, severance/retention employee benefit-related costs and other regulatory fees and other costs relating to the mergers. We have incurred, and expect to continue to incur, additional costs in connection with the satisfaction of the various conditions to closing of the mergers. If there is any delay in the consummation of the mergers, these costs could increase significantly.
If the mergers are completed, the combined company may not perform as we or the market expects and may fail to realize the projected benefits and cost savings of the mergers, which could adversely affect the value of the common stock held by our stockholders.
The success of the combined company will depend, in part, on the ability of the combined company to realize the anticipated benefits and cost savings from combining K-C’s and Kenvue’s respective businesses, including operational and other synergies that we believe the combined company will be able to achieve. The anticipated benefits and cost savings of the mergers may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Risks that may be associated with the combined company include, among others, the risks related to market fluctuations, failure of integration, unforeseen liabilities, employee and customer retention and increased indebtedness.
The market price of our common stock will continue to fluctuate after the mergers.
The market price of our common stock may fluctuate significantly following the closing of the mergers and holders of our common stock could lose some or all of the value of their investment. In addition, the stock market has experienced significant price and volume fluctuations in recent times which, if they continue to occur, could have a material adverse effect on the market for, or liquidity of, our common stock, regardless of our actual operating performance.
The market price of our common stock after the closing of the mergers may be affected by factors different from those that historically have affected or currently affect our common stock or Kenvue common stock.
Our financial position after the closing of the mergers may differ from our financial position before the closing of the mergers, and our results of operations or cash flows after the closing of the mergers may be affected by factors different from those currently affecting our financial position or results of operations or cash flows, or those of Kenvue. Accordingly, the market price and performance of our common stock after the closing of the mergers likely will be different from the performance of our common stock or Kenvue common stock in the absence of the mergers. In addition, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, our common stock, regardless of our actual operating performance.
The failure to integrate the businesses and operations of K-C and Kenvue successfully in the expected time frame may adversely affect the future results of the combined company.
K-C and Kenvue have operated and, until the closing of the mergers, will continue to operate independently. Following the closing of the mergers, their respective businesses may not be integrated successfully. It is possible that the integration process could result in the loss of key K-C employees or key Kenvue employees, the loss of customers, service providers, vendors or other business counterparties, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with and following the closing of the mergers or higher-than-expected integration costs and an overall post-closing integration process that takes longer

15	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

than originally anticipated. Specifically, the following challenges, among others, must be addressed in integrating the operations of K-C and Kenvue in order to realize the anticipated benefits of the mergers:
•Combining the companies’ operations and corporate functions and the resulting difficulties associated with managing a larger, more complex, diversified business and a larger portfolio of products;
•Combining the businesses of K-C and Kenvue in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the mergers;
•Integrating and managing new product lines;
•Avoiding delays in connection with the mergers or the integration process;
•Integrating personnel from the two companies and minimizing the loss of key employees;
•Identifying and eliminating redundant functions and assets;
•Harmonizing the companies’ operating practices, employee development and compensation programs, internal controls, compliance and other policies, procedures and processes;
•Maintaining existing agreements with customers, service providers, vendors and other business counterparties and avoiding delays in entering into new agreements with prospective customers, service providers, vendors and other business counterparties;
•Addressing possible differences in business backgrounds, corporate cultures and management philosophies; and
•Consolidating the companies’ operating, administrative and information technology infrastructure and financial systems.
In addition, at times, the attention of certain members of either company’s or both companies’ management and other resources may be focused on the closing of the mergers and the integration of the two businesses and as such diverted from day-to-day business operations or other opportunities that may be beneficial to either company, which may disrupt either company’s ongoing operations and the operations of the combined company.
The mergers may result in a loss of customers, distributors, service providers, suppliers, vendors, joint venture participants and other business counterparties and may result in the termination of existing contracts.
Following the mergers, some of the customers, distributors, service providers, suppliers, vendors, joint venture participants and other business counterparties of K-C or Kenvue may terminate or scale back their current or prospective business relationships with the combined company. In addition, K-C and Kenvue have contracts with customers, distributors, service providers, suppliers, vendors, joint venture participants and other business counterparties that may require K-C or Kenvue to obtain consents from these other parties in connection with the mergers, which may not be obtained on favorable terms or at all. If relationships with customers, distributors, service providers, suppliers, vendors, joint venture participants or other business counterparties are adversely affected by the mergers, or if the combined company loses the benefits of the contracts of K-C or Kenvue, the business, financial condition, cash flows or results of operations of the combined company could be materially and adversely affected.
The indebtedness of the combined company following consummation of the mergers will be substantially greater than K-C’s indebtedness on a standalone basis and greater than the combined indebtedness of K-C and Kenvue, in each case, existing prior to the announcement of the Merger Agreement. The indebtedness of the combined company could adversely affect its business flexibility.
As of December 31, 2025, we had approximately $7.2 billion of outstanding indebtedness. We expect to incur acquisition-related debt financing to fund the Cash Consideration (as defined in Item 8, Note 4 to the Consolidated Financial Statements) in addition to any existing indebtedness of Kenvue we assume following consummation of the mergers. We are reviewing the treatment of Kenvue’s existing indebtedness and may, but are not obligated to refinance, repurchase, redeem, exchange or otherwise terminate all or a portion of Kenvue’s existing indebtedness in connection with or following the consummation of the mergers. We and/or Kenvue may also conduct one or more

16	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

exchange offers, offers to purchase and/or consent solicitations, but no decisions with respect thereto have been made as of the issuance of these financial statements.
The combined company’s substantially increased indebtedness will reduce its flexibility to respond to changing business and economic conditions, and could have adverse effects on its financial condition, cash flows or results of operations, including by:
•Imposing additional cash requirements on the combined company in order to support interest payments, which would reduce the amount available to fund its operations and other business activities;
•Increasing the combined company’s borrowing costs and the risk of default on debt obligations of the combined company;
•Increasing the vulnerability of the combined company to adverse changes in general economic and industry conditions, economic downturns and adverse developments in its business;
•Limiting the ability of the combined company to sell assets, engage in strategic transactions, declare and pay dividends or obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes;
•Limiting the flexibility of the combined company in planning for or reacting to changes in its business and the industry in which it operates;
•Increasing the exposure of the combined company to a rise in interest rates, which would generate greater interest expense to the extent the combined company does not have applicable interest rate fluctuation hedges; and
•Reducing funds available to engage in investments in product development, capital expenditures, dividend payments, share repurchases and other activities, thereby creating competitive disadvantages for K-C relative to other companies with lower debt levels.
In connection with the debt refinancing related to the mergers, we expect to seek ratings of the indebtedness of the combined company from one or more nationally recognized credit rating agencies. Such credit ratings would reflect each rating organization’s opinion of the combined company’s financial strength, operating performance and ability to meet its debt obligations. Such credit ratings may affect the cost and availability of future borrowings and, accordingly, our cost of capital. There can be no assurance that the combined company will achieve a particular rating or maintain a particular rating in the future.
In addition, the combined company’s ability to arrange additional financing or refinancing of this existing debt will depend on, among other factors, its financial condition and performance, as well as prevailing market conditions and other factors beyond its control. There can be no assurance that the combined company will be able to obtain additional financing or refinance existing debt on favorable terms or at all.
We may record goodwill and other intangible assets that could become impaired and result in material non-cash charges to our results of operations in the future.
In accordance with ASC 805, the mergers will be accounted for as an acquisition by K-C pursuant to the acquisition method of accounting for business combinations. Under the acquisition method of accounting, we will record the net tangible and identifiable intangible assets and liabilities of Kenvue and its subsidiaries as of the closing of the mergers, at their respective fair values. Our reported financial condition and results of operations for periods after the closing of the mergers will reflect Kenvue balances and results after the closing of the mergers but will not be restated retroactively to reflect the historical financial position or results of operations of Kenvue and its subsidiaries for periods prior to the mergers.
Under the acquisition method of accounting, the total purchase price will be allocated to Kenvue’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of the closing of the mergers, with any excess purchase price allocated to goodwill. To the extent the value of goodwill or intangibles, if any, becomes impaired in the future, we may be required to recognize material non-cash charges relating to such

17	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

impairment. Our operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.
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
Our CISO reports to our Chief Digital and Technology Officer (“CDTO”), who provides management of cybersecurity risks, reviews operational metrics and performs other relevant activities related to the cybersecurity function.

18	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

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
At the management level, our cybersecurity program is led by our CDTO and our CISO. Our CDTO has served in various information technology roles for over 28 years, including as Chief Digital and Technology Officer of Kimberly-Clark and as Executive Vice President and Chief Digital Officer of Toyota Motors North America, Inc. Our CISO has over 20 years of experience in various roles, including technology strategy, cybersecurity and executive leadership at large global companies, most recently serving as CISO at Kellanova (formerly Kellogg Company). Our CISO also has several information technology-related certifications, including the Certified Information Systems Security Professional ("CISSP") certification. Our CISO reports to our CDTO, who in turn regularly reports to our Chairman of the Board and Chief Executive Officer. We have protocols by which certain cybersecurity incidents are reported promptly to the Chairman of the Board and Chief Executive Officer, or the Audit Committee, as appropriate.
ITEM 2.    PROPERTIES
As of December 31, 2025, we own or lease the following principal offices, including offices of the IFP Business reported as discontinued operations:
•Our global headquarters and principal executive office located in the Dallas, Texas metropolitan area;
•Five geographic headquarters at three U.S. and two international locations; and
•Five global business service centers at one U.S. and four international locations.

19	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

The locations of our and our equity affiliates' principal production facilities by major geographic areas of the world, including facilities of the IFP Business reported as discontinued operations, are as follows:

Geographic Area:	Number of Facilities
North America (in 14 states in the U.S.)	27
Outside North America(a)	47
Total (in 30 countries)	74
(a)    IPC products are produced in 30 facilities. Products related to the IFP Business reported as discontinued operations are produced in 24 facilities.
Many of these facilities produce multiple products, some across multiple business segments. We believe that our and our equity affiliates' facilities are suitable for their purpose, adequate to support their businesses and well maintained.
ITEM 3.    LEGAL PROCEEDINGS
See Item 8, Note 12 to the Consolidated Financial Statements, which is incorporated in this Item 3 by reference, for information on legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names and ages of our executive officers as of February 12, 2026, together with certain biographical information, are as follows:
Ehab Abou-Oaf, 59, was elected President, International Family Care and Professional in 2024. He is responsible for our family care and professional businesses in Asia, Latin America, Europe, the Middle East and Africa. Prior to that, he served as President of K-C Professional since 2022 and as Vice President, Middle East & Africa from 2020 to 2022. Mr. Abou-Oaf joined Kimberly-Clark from Mars, Inc., a manufacturer of confectionery, pet food, and other food products, where he had a number of positions with increasing responsibility over 19 years, most recently as Regional President, Asia, Middle East & Africa Confectionery. Prior to joining Mars, he spent ten years with The Procter & Gamble Company in packaging, product development and marketing roles. He also serves on the board of trustees of the American University in Cairo and on the board of directors of the Singapore American School.
John Carmichael, 58, was elected President, North America in September 2025 and is responsible for our personal care, family care and professional businesses in North America. Mr. Carmichael joined Kimberly-Clark from Nestlé S.A., a Swiss multinational food and beverage company, where he served in multiple roles of increasing responsibility since 1995, most recently as President and CEO, Nestlé Canada from 2021 to 2025, and as President Foods, Nestlé USA from 2018 to 2021.
Katy Chen, 45, was elected President, International Personal Care in October 2024. She is responsible for our personal care businesses in Greater China, Brazil, Indonesia, Australia, New Zealand and Korea. Prior to that, she served as President, K-C Asia Pacific from April 2024 to October 2024, as Managing Director, K-C China from 2021 to April 2024 and as Senior Director, Marketing BCC & FMC from 2019 to 2021. Prior to that, Ms. Chen held multiple positions of increasing responsibility within our Asia Pacific operations since she joined Kimberly-Clark in 2009.
Patricia Corsi, 53, was elected Chief Growth Officer in 2024. Ms. Corsi joined Kimberly-Clark from Bayer AG, where she served as Chief Marketing, Digital and Information Officer since 2022, and as Chief Marketing and Digital Officer from 2019 to 2022. Prior to joining Bayer, Ms. Corsi served as Senior Vice President and Chief Marketing Officer, Mexico for Heineken N.V. from 2016 to 2018. Prior to joining Heineken, Ms. Corsi served in multiple roles of increasing responsibility at Unilever PLC, beginning in 2006. She also is the founder of Good Latinas for Good, a nonprofit organization.

20	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

Tamera Fenske, 47, was elected Senior Vice President and Chief Supply Chain Officer in 2022. She is responsible for the global, end-to-end supply chain, which includes procurement, manufacturing, distribution, logistics, transportation, quality, safety and sustainability. Ms. Fenske joined Kimberly-Clark from 3M Company, a global manufacturing and technology company, where she served in multiple roles of increasing responsibility, most recently as Senior Vice President, U.S. and Canada Manufacturing and Supply Chain from February 2022 to September 2022, Senior Vice President Global Operations, Transportation & Electronics Business Group (TEBG) from 2021 to February 2022, Vice President of Global Operations, TEBG, from 2020 to 2021, Mfg/SC/LSS Vice President from 2018 to 2020, and Customer Value Stream Vice President from 2016 to 2018.
Michael D. Hsu, 61, has served as Chairman of the Board since January 2020 and as Chief Executive Officer since January 2019. Prior to that, he served as President and Chief Operating Officer since 2017, where he was responsible for the day-to-day operations of our business units, along with our global innovation, marketing and supply chain functions. He served as Group President, K-C North America from 2013 to 2016, where he was responsible for our consumer business in North America, as well as leading the development of new business strategies for global nonwovens. From 2012 to 2013, his title was Group President, North America Consumer Products. He has been a director of Kimberly-Clark since 2017. Prior to joining Kimberly-Clark, Mr. Hsu served as Executive Vice President and Chief Commercial Officer of Kraft Foods, Inc., from January 2012 to July 2012, as President of Sales, Customer Marketing and Logistics from 2010 to 2012 and as President of its grocery business unit from 2008 to 2010. Prior to that, Mr. Hsu served as President and Chief Operating Officer, Foodservice at H. J. Heinz Company. He also serves on the board of directors of McDonald's Corporation.
Grant B. McGee, 45, was elected Senior Vice President and General Counsel in February 2024. He also served as Corporate Secretary from May 2024 to May 2025. Mr. McGee rejoined Kimberly-Clark from American Airlines, where he served as Vice President, Deputy General Counsel and Corporate Secretary from 2022 to February 2024. From 2015 to 2022, Mr. McGee served in multiple roles of increasing responsibility at Kimberly-Clark, most recently as Vice President and Senior Deputy General Counsel.
Jeffrey Melucci, 55, was elected Chief Strategy, Business Development and Administrative Officer in May 2025. He is responsible for strategy, business development and other core corporate affairs and functions of Kimberly-Clark. From October 2024 to May 2025, he served as Chief Business, Strategy and Transformation Officer, from January 2024 to October 2024, he served as Chief Business and Transformation Officer and from November 2020 to January 2024, he served as Chief Business Development and Legal Officer. He also served as Chief Transformation Officer from November 2020 to October 2021. From 2013 to November 2020, Mr. Melucci served in multiple roles of increasing responsibility, most recently as Senior Vice President, Business Development and General Counsel. Mr. Melucci joined Kimberly-Clark from General Electric, where he served in multiple roles of increasing responsibility.
Stacey Valy Panayiotou, 53, was elected Senior Vice President and Chief Human Resources Officer in September 2025. She is responsible for the design and implementation of all human capital strategies for Kimberly-Clark, including global compensation and benefits, talent management, inclusion and belonging, organizational effectiveness and labor/employee relations. Ms. Panayiotou joined Kimberly-Clark from Ball Corporation, an aluminum manufacturing company, where she served as Senior Vice President and Chief Human Resources Officer since November 2021. Prior to joining Ball Corporation, she served as Executive Vice President of Human Resources at Graphic Packaging International from 2019 to 2021. Prior to that, she served in multiple roles of increasing responsibility at The Coca-Cola Company, most recently as Senior Vice President, Global Talent and Development.
Craig Slavtcheff, 58, was elected Chief Research and Development Officer in 2024. He has global responsibility for our research and development, quality and regulatory functions, and is charged with accelerating growth through innovation that addresses opportunities to elevate Kimberly-Clark’s trusted brands. Mr. Slavtcheff joined Kimberly-Clark from Campbell Soup Company where he served in multiple roles of increasing responsibility, most recently as Executive Vice President, Chief R&D and Innovation Officer from 2019 to 2024.
Russell Torres, 54, was elected President and Chief Operating Officer in May 2025. He is responsible for the day-to-day operations of our business segments, along with our global growth, innovation, digital and technology, and

21	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

supply chain functions. He served as the Corporation’s President, North America since October 2024 and was responsible for our personal care, family care and professional businesses in North America. Prior to that, he served as Group President, K-C North America since 2021, where he was responsible for our consumer business in North America, and as President of K-C Professional from 2020 to 2021. Mr. Torres joined Kimberly-Clark from Newell Brands Inc., a consumer goods company, where he served as Group President since 2018 and as Chief Transformation Officer from 2016 to 2018. Prior to joining Newell Brands, Mr. Torres was a partner at Bain & Company from 2013 to 2016. Prior to that, Mr. Torres served as a senior executive at Mondelēz International in its North America business unit from 2011 to 2013. Prior to Mondelēz, Mr. Torres had a previous term at Bain & Company, where he was a partner from 2003 to 2011.
Nelson Urdaneta, 53, was elected Senior Vice President and Chief Financial Officer in 2022. Prior to joining Kimberly-Clark, he served as Senior Vice President, Treasurer at Mondelēz International since September 2021. Mr. Urdaneta joined Mondelēz in 2005 and served in multiple roles of increasing responsibility, including Senior Vice President, Corporate Controller and Chief Accounting Officer and Vice President Finance, Asia Pacific. Prior to joining Mondelēz, he was the Director, Financial Planning and Analysis at Ryder System, Inc.

22	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Kimberly-Clark common stock is listed on The Nasdaq Stock Market LLC under the ticker symbol "KMB".
Quarterly dividends have been paid continually since 1935. Dividends have been paid on or about the second business day of January, April, July and October.
As of January 30, 2026, we had 14,350 holders of record of our common stock.
For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Form 10-K.
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. During 2025, we repurchased 1.1 million shares of our common stock at a cost of $141 through a broker in the open market.
The following table contains information for shares repurchased during the fourth quarter of 2025. None of the shares in this table were repurchased directly from any of our officers or directors.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(a)
October 1 to October 31	—	$—	9,184,602	30,815,398
November 1 to November 30	—	—	9,184,602	30,815,398
December 1 to December 31	—	—	9,184,602	30,815,398
Total	—
(a)Share repurchases were made pursuant to a share repurchase program authorized by our Board of Directors on January 22, 2021 (the "2021 Program"). The 2021 Program allows for the repurchase of 40 million shares in an amount not to exceed $5 billion.
ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
This MD&A is intended to provide investors with an understanding of our recent performance, financial condition, cash flows and future prospects. This discussion and analysis compares consolidated and segment results for the years ended December 31, 2025 and December 31, 2024 ("2025" and "2024", respectively). For a discussion of our results comparing the years ended December 31, 2024 and 2023, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2024 Annual Report on Form 10-K, as revised by our Current Report on Form 8-K filed December 4, 2025 to reflect the presentation of our IFP Business as discontinued operations. As discussed in Item 8, Notes 1 and 3 to the Consolidated Financial Statements, the results and related assets and liabilities of the IFP Business are reported as discontinued operations. As a result, unless specifically stated, all discussions included below reflect continuing operations for all periods presented. The reference to "N.M." indicates that the calculation is not meaningful. Amounts are reported in millions, except per share amounts, unless otherwise noted.

23	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

The following will be discussed and analyzed:
•Overview of Business and Recent Developments
•Business Environment and Trends
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
Overview of Business and Recent Developments
We are a global company focused on delivering essential products and solutions that solve unmet consumer needs and provide Better Care for a Better World. We have manufacturing facilities in 30 countries, including our equity affiliates, and products sold in more than 175 countries and territories. Our products are sold under well-known, trusted brands such as Kleenex, Scott, Huggies, Pull-Ups, Kotex and Depend.
In operating our business, we seek to:
•grow our portfolio of brands through consumer-centric and science-based innovation, category development and commercial execution;
•leverage our cost and financial discipline to fund durable growth and improve margins; and
•allocate capital in value-creating ways.
To achieve these objectives, we will continue executing our Powering Care strategy and its three synergistic, strategic pillars: accelerate pioneering innovation, optimize our margin structure, and wire our organization for growth. Our first pillar focuses on investing in our brands to enhance our competitive advantage by leveraging our best-in-class science and proprietary, category-shaping technologies to deliver innovative product solutions that solve unmet consumer needs around the world. It also includes an emphasis on delivering breakthrough storytelling that grows category participation and brand love. Our second pillar is driven by our supply chain transformation and investment in three key areas that will enhance our value chain and improve our margin structure: value stream simplification, network optimization, and scalable automation. Our third pillar is centered on making our enterprise stronger and faster while sharpening our portfolio focus and footprint on categories and markets with the greatest long-term potential.
Our strong legacy of financial discipline supports our Powering Care strategy through consistent investment in our technologies and brands, sustained supply chain productivity and enhanced working capital efficiency. Our capital allocation approach prioritizes capital investments to drive durable growth in our business, a strong and growing dividend, value accretive acquisitions that can enhance our portfolio, and allocation of excess cash flow to share repurchases.
We are subject to risks and uncertainties, which can affect our business operations and financial results. See Item 1A, "Risk Factors" in this Form 10-K for additional information.
Pending Acquisition of Kenvue, Inc.
On November 2, 2025, we entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire the outstanding equity interests of Kenvue, Inc. ("Kenvue"), a global consumer health leader, for stock and cash consideration (the "Kenvue Acquisition"). Under the terms of the Merger Agreement, which was unanimously approved by the Boards of Directors of each of Kimberly-Clark and Kenvue, each share of Kenvue common stock,

24	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

par value $0.01 per share, issued and outstanding at the close of the Kenvue Acquisition (subject to certain provisions within the Merger Agreement) will be converted into the right to receive (i) 0.14625 shares of Kimberly-Clark common stock, par value $1.25 per share (the "Stock Consideration"), plus (ii) $3.50 in cash (the "Cash Consideration" and, together with the Stock Consideration, the "Merger Consideration"). In total, we expect approximately 280 million shares of common stock to be issued and approximately $6.7 billion to be paid for the Merger Consideration. The Cash Consideration is expected to be funded through a combination of cash on hand, proceeds from new debt issuance, and proceeds from the IFP Transaction (as defined below). The actual value of the transaction will fluctuate based upon changes in the price of Kimberly-Clark common stock and the number of shares of Kenvue common stock outstanding at the time of closing.
During the year ended December 31, 2025, we incurred $32 of acquisition-related costs in connection with the Kenvue Acquisition, which are included in Marketing, research and general expenses. See Item 8, Note 4 to the Consolidated Financial Statements for further details.
International Family Care and Professional ("IFP") Transaction
On June 5, 2025, we announced that the Company will form a joint venture with Suzano S.A. ("Suzano") and Suzano International Holding B.V., a wholly-owned subsidiary of Suzano ("Buyer"), comprised of substantially all the operations of the Company's former IFP segment (the "IFP Business"). To facilitate this transaction, we entered into an Equity and Asset Purchase Agreement (the "Purchase Agreement") with Buyer, pursuant to which we will, among other things, effectuate a reorganization through the transfer of certain assets, liabilities and equity interests of the IFP Business to Kimberly-Clark IFP NewCo B.V., an indirect wholly-owned subsidiary of the Company (the "Joint Venture"). At the time of closing, which is expected to take place in mid-2026 and will only take place following the satisfaction of consultation requirements and customary closing conditions, including obtaining required regulatory approvals, Buyer will acquire a 51% interest in the Joint Venture for a purchase price of approximately $1.7 billion, subject to certain closing adjustments set forth in the Purchase Agreement, and we will retain a 49% equity interest (the "IFP Transaction"). As a result, the results of operations and applicable assets and liabilities of the IFP Business are reported as discontinued operations in the Company's Consolidated Financial Statements for all periods presented and the Company has ceased depreciating and amortizing the long-lived assets of the IFP Business. See Item 8, Notes 1 and 3 to the Consolidated Financial Statements for further details.
As a result of the IFP Transaction discussed above, the Company's continuing operations are now organized into two reportable segments defined by geographic region: North America ("NA") and International Personal Care ("IPC"). The results of the IFP Business, including certain costs that were previously allocated to the IPC segment that relate to assets or activities that are part of the IFP Transaction, are reported as discontinued operations and excluded from segment results for all periods presented. Additionally, certain operations and commercial activities of the former IFP segment retained by the Company are now reported in the NA and IPC segments. Further, Corporate and Other was updated for all periods presented to include the following:
•Operations of the former IFP segment that were divested prior to the IFP Transaction and therefore not reported as discontinued operations.
•Costs previously allocated to the former IFP segment that are not directly attributable to the operations included in the IFP Transaction and therefore are not reported as discontinued operations.
Segments are described in greater detail in Item 8, Note 16 to the Consolidated Financial Statements.

25	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

2024 Transformation Initiative
The 2024 Transformation Initiative is designed to sharpen our strategic focus through a new operating model and strategy that leverages three synergistic pillars:
•Accelerating pioneering innovation to capture significant growth available in our product categories by investing in science-based and proprietary technology to solve unmet and evolving consumer needs, and delivering breakthrough storytelling to drive category participation and brand love;
•Optimizing our margin structure to deliver superior consumer propositions at every rung of the good, better, best ladder, and implement initiatives and deploy technology and data analytics designed to create a fast, adaptable, integrated supply chain with greater visibility that can deliver continuous improvement; and
•Wiring our organization for growth to drive agility, speed, and focused execution that extends our competitive advantages further into the future.
Our new operating model and Powering Care strategy is intended to drive durable, long-term growth. Specifically, we are harnessing our inherent strengths, powerhouse brands and categories, science as our competitive advantage, and scalable capabilities led by top talent to sharpen our focus on growth. As we execute our strategy, we will reduce our structural cost base by realigning our internal operating and management structure to streamline our global supply chain and improve the efficiency of our corporate and regional overhead cost structures. The transformation is expected to impact our organization in all major geographies, and workforce reductions are expected to be in the range of 4% to 5%. Certain actions under the 2024 Transformation Initiative are being finalized for implementation, and accounting for such actions will commence when the actions are authorized for execution.
The 2024 Transformation Initiative is expected to be completed by the end of 2026. Total pre-tax savings are expected to be $3.0 billion in gross productivity; inclusive of input cost and manufacturing cost savings, and $200 in selling, general and administrative expenses. Total costs are anticipated to be approximately $1.5 billion pre-tax. Cash costs are expected to be approximately 60% of that amount, primarily related to workforce reductions and other program costs. Expected non-cash charges are primarily related to incremental depreciation and asset write-offs, including losses associated with the expected exit of certain markets. For the years ended December 31, 2025 and 2024, total 2024 Transformation Initiative charges were $351 pre-tax ($295 after-tax) and $457 pre-tax ($339 after-tax), respectively. Through December 31, 2025, cumulative pre-tax charges for the 2024 Transformation Initiative were $808 ($634 after-tax).
Completed Acquisition and Divestiture Activity
On July 1, 2024, we completed the sale transaction of our personal protective equipment ("PPE") business for total consideration of $635. Upon closure of the transaction, a pre-tax gain of $566 ($453 after-tax) was recognized in Other (income) and expense, net. This gain is net of transaction costs of $14 that were determined to be directly attributable to the sale transaction.
During 2023, we acquired the remaining outstanding ownership interests in Thinx Inc. ("Thinx") for additional purchase consideration of $95. As the purchase of additional ownership in an already controlled subsidiary represents an equity transaction, no gain or loss was recognized in consolidated net income or comprehensive income.
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
See Item 8, Note 4 to the Consolidated Financial Statements for additional details.

26	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

Business Environment and Trends
Our results of operations have been, and we expect them to continue to be, affected by the following factors and key trends, which may cause our future results of operations to differ from our historical results discussed under “Results of Operations.”
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
Competition - Our products are sold in a highly competitive global marketplace. Our competitors include global, regional and local manufacturers, including private label manufacturers which offer products that are typically sold at lower prices. In particular, we've experienced increased competitive pressures from private label manufacturers in the Baby and Child Care and Family Care categories. Increased purchases of private label products could reduce net sales of our higher-margin products which would negatively impact our profitability. While the global marketplace in which we operate has always been highly competitive, we continue to experience increased concentration and the growing presence of large-format retailers, discounters and e-tailers. This market environment has resulted in increased pressure on pricing and other competitive factors, and we expect these pressures to continue in the coming year.
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
Operating Costs - Our operating costs include raw materials, labor, selling, general and administrative expenses, general business taxes, currency impacts, financing costs and tariff-related costs. We manage these costs through cost saving and productivity initiatives, sourcing and hedging programs, and pricing actions. To remain competitive on our operating structure, we continue to work on programs to expand our profitability, including our 2024 Transformation Initiative. While we saw stabilization in input costs in 2025 with tailwinds in fiber, resin and energy, the overall cost basket remains elevated versus pre-pandemic levels. Additionally, we incurred approximately $100 of incremental tariff-related costs, primarily within our North America segment, related to changes in U.S. trade policy during fiscal 2025. In 2026, we expect net input costs, including as a result of tariffs, to be broadly in line with fiscal 2025, including the impact from currency on our non-U.S. operations.
Evolving Consumer Product and Shopping Preferences - The retail landscape in many of our markets continues to evolve due to the rapid growth of e-commerce retailers, changing consumer preferences (as consumers increasingly shop online) and the increased presence of alternative retail channels, such as subscription services and direct-to-consumer businesses. Changing consumer preferences also include increased concerns in regard to post-consumer waste and packaging materials and their impact on environmental sustainability. If we experience lower sales due to changes in consumer demand for our products, our earnings could decrease. We believe our Powering Care strategy, sharpened growth focus, sustainability initiatives, innovation pipeline and continued investment in e-commerce capabilities - underpinned by our commitment to delivering Better Care for a Better World - make us well positioned relative to these changing external dynamics.
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

27	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

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
Results of Operations
Consolidated Results
The following discussion and analysis compares our consolidated results of operations and other information for 2025 to 2024.
Summary of Results

	Year Ended December 31
	2025	2024	% Change
Net Sales	$16,447	$16,805	(2.1)%
Gross Profit	5,923	6,289	(5.8)%
Operating Profit	2,351	2,700	(12.9)%
Provision for income taxes	(599)	(442)	35.5%
Income from Continuing Operations	1,649	2,192	(24.8)%
Income from Discontinued Operations, Net of Income Taxes	400	386	3.6%
Net Income Attributable to Kimberly-Clark Corporation	2,021	2,545	(20.6)%
Diluted Earnings per Share from Continuing Operations	4.86	6.41	(24.2)%
Diluted Earnings per Share from Discontinued Operations	1.21	1.14	6.1%
Adjusted Results - Continuing Operations

	Year Ended December 31
	2025	2024	% Change
Adjusted Gross Profit(a)	$6,136	$6,433	(4.6)%
Adjusted Operating Profit(a)	2,731	2,727	0.1%
Adjusted Earnings per Share(a)	6.12	6.16	(0.6)%
Adjusted Effective Tax Rate(a)	22.8%	22.7%	0.1%
(a)    Adjusted amounts are Non-GAAP financial measures. See "Summary of Non-GAAP Financial Measures" below for reconciliations of our GAAP to Non-GAAP measures.

28	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

Net Sales:
Drivers of the changes in net sales were:

Percent Change in Net Sales	Volume	Mix/Other	Net Price	Divestitures and Business Exits(c)	Currency Translation	Total(a)	Organic(b)
2025 versus 2024	2.5	0.1	(0.9)	(2.9)	(0.9)	(2.1)	1.7
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
Net sales of $16.4 billion declined 2.1%, primarily from divestitures and business exits and unfavorable currency impacts, partially offset by organic sales growth. Organic sales increased 1.7% driven by volume gains of 2.5%, partially offset by lower pricing.
Gross and Operating Profits
Gross profit of $5.9 billion decreased 5.8%, while gross margin of 36.0% decreased 140 basis points. Gross margin in the current and prior year included approximately 130 basis points and 85 basis points, respectively, for charges related to the 2024 Transformation Initiative, primarily for incremental depreciation expense, workforce reductions and asset write-offs. Excluding these charges, adjusted gross margin was 37.3%, a decrease of 100 basis points primarily due to unfavorable pricing net of cost inflation, including tariff impacts, and supply chain related investments, partially offset by gross productivity savings from integrated margin management of approximately $460.
Operating profit of $2.4 billion decreased 12.9%, inclusive of charges of $348 related to the 2024 Transformation Initiative and $32 related to the Kenvue Acquisition. Results in the prior year included a $565 gain from the sale of our PPE business, offset by charges of $456 related to the 2024 Transformation Initiative and $136 from the impairment of intangible assets and litigation and regulatory matters associated with a previously exited business. Excluding these items, adjusted operating profit was $2.7 billion, in line with the prior year.
Drivers of the changes in adjusted operating profit were:

Percent Change in Adjusted Operating Profit	Volume	Net Price	Input Costs	Other Manufacturing Costs(a)	Currency Translation	Other(b)	Total(c)
2025 versus 2024	1.2	(5.8)	(7.2)	3.6	(0.6)	8.9	0.1
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
Adjusted operating profit was in line with the prior year as lower adjusted gross profit discussed above, coupled with a 380 basis point impact from divestitures and business exits was offset by lower marketing, research and general expenses.
Income from Continuing Operations
Income from Continuing Operations of $1.6 billion decreased 24.8%, reflective of the operating profit drivers discussed above, coupled with lower income from equity companies and a higher effective tax rate.
Our share of net income of equity companies was $196 compared to $216 in the prior year. The decrease was primarily driven by Kimberly-Clark de Mexico, S.A.B. de C.V., due to unfavorable currency effects and higher input costs, partially offset by pricing, productivity savings and lower general and administrative expenses.

29	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

The effective tax rate was 29.2% compared to 18.3% in the prior year. The increase was primarily due to incremental tax charges relating to a valuation allowance on current and prior year U.S. foreign tax credits due to provisions within the One Big Beautiful Bill Act ("OBBBA"), coupled with tax benefits recognized in the prior year for the release of an uncertain tax position reserve related to the impairment for certain Softex intangible assets. The adjusted effective tax rate was 22.8%, in line with the prior year.
Diluted earnings per share of $4.86 decreased 24.2% reflective of the decrease in Income from Continuing Operations discussed above, partially offset by lower weighted average shares outstanding. Adjusted earnings per share of $6.12 were in line with the prior year.
Income from Discontinued Operations, Net of Income Taxes
Income from discontinued operations, net of income taxes of $400 increased 3.6% primarily due to gross productivity savings and a reduction in depreciation and amortization expense of $70, partially offset by pre-tax separation costs of $77.
Segment Results
The following presents the results of the Company’s reportable segments and compares our segment net sales, operating profit and other information for 2025 to 2024.
Drivers of the changes in segment net sales and operating profit were:

Percent Change in Segment Net Sales	Volume	Mix/Other	Net Price	Divestitures and Business Exits(c)	Currency Translation	Total(a)	Organic(b)
NA	2.6	(0.5)	(0.4)	(3.9)	(0.2)	(2.4)	1.8
IPC	2.3	1.3	(2.0)	(0.2)	(2.3)	(0.9)	1.7

Percent Change in Segment Operating Profit	Volume	Net Price	Input Costs	Other Manufacturing Costs(d)	Currency Translation	Other(e)	Total
NA	0.3	(1.7)	(3.4)	0.4	(0.2)	5.0	0.4
IPC	4.7	(13.7)	(13.1)	12.2	(1.4)	7.7	(3.6)
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
(e)    Includes impact of changes in product mix, marketing, research and general expenses and other (income) and expense, net.
North America

	Year Ended December 31
	2025	2024	% Change
Net Sales	$10,753	$11,017	(2.4)%
Operating Profit	2,553	2,542	0.4%
Net sales of $10.8 billion decreased 2.4%, as the exit of the private label diaper business in the US was partially offset by organic sales growth. Organic sales increased 1.8% primarily from volume gains of 2.6%, with all categories growing volume, partially offset by lower pricing and mix.
Operating profit of $2.6 billion was broadly in line with the prior year, as impacts from divestitures and business exits (approximately 330 basis points), unfavorable pricing net of cost inflation and supply chain related investments were offset by gross productivity savings and lower marketing, research and general expenses.

30	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

International Personal Care

	Year Ended December 31
	2025	2024	% Change
Net Sales	$5,694	$5,743	(0.9)%
Operating Profit	796	826	(3.6)%
Net sales of $5.7 billion decreased 0.9% as unfavorable currency impacts of 2.3% were partially offset by a 1.7% increase in organic sales. Organic sales benefited from volume and mix gains of 2.3% and 1.3%, respectively, driven by China, Indonesia, Australia and South Korea, partially offset by lower pricing.
Operating profit of $796 decreased 3.6% primarily due to unfavorable pricing net of cost inflation, supply chain related investments and currency impacts, partially offset by gross productivity savings, lower marketing, research and general expenses and volume and mix gains.
Liquidity and Capital Resources
As detailed in Item 8, Note 1 to the Consolidated Financial Statements, the Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. As a result, unless specifically stated, the following discussion reflects Kimberly-Clark's consolidated results for all periods presented.
Cash Provided by Operations
Cash provided by operations for the year ended December 31, 2025 was $2.8 billion compared to $3.2 billion in the prior year. The decrease was driven by lower operating profit and timing impacts to working capital, including incremental restructuring and IFP Transaction separation cost payments of approximately $110.
Obligations
The following table presents our total contractual obligations for which cash flows are fixed or determinable.

	Total	2026	2027	2028	2029	2030	2031+
Long-term debt	$6,896	$413	$608	$704	$706	$745	$3,720
Interest payments on long-term debt	2,499	240	236	216	183	158	1,466
Operating lease liabilities	438	146	116	69	42	27	38
Unconditional purchase obligations	3,863	956	415	411	346	348	1,387
Open purchase orders	3,061	2,625	322	76	33	4	1
Total contractual obligations	$16,757	$4,380	$1,697	$1,476	$1,310	$1,282	$6,612
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
The table does not include amounts where payments are discretionary or the timing is uncertain. The following payments are not included in the table:
•We will fund our defined benefit pension plans to meet or exceed statutory requirements and currently expect to contribute approximately $15 to these plans in 2026.
•Other postretirement benefit payments are estimated using actuarial assumptions, including expected future service, to project the future obligations. Based upon those projections, we anticipate making annual payments for these obligations of approximately $45 through 2035.
•Accrued income tax liabilities for uncertain tax positions, deferred taxes and noncontrolling interests.

31	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

Investing
Cash used for investing for the year ended December 31, 2025 was $951 compared to $100 in the prior year. This change is largely due to proceeds from asset and business dispositions of $651 in the prior year, primarily from the sale of our PPE business, and increased capital spending ($1.1 billion compared to $721 in the prior year). We expect capital spending to be approximately $1.3 billion in 2026, including incremental spending from the 2024 Transformation Initiative.
Financing
Cash used for financing for the year ended December 31, 2025 was $2.2 billion compared to $3.2 billion in the prior year. This decrease was primarily due to decreased share repurchases, coupled with an increase in our short term debt for U.S. commercial paper. During the current year, we repurchased 1.1 million shares of our common stock at a cost of $141 through a broker in the open market, and paid $1.7 billion in dividends.
We issue long-term debt in the public market periodically. Proceeds from the offerings are used for general corporate purposes, including repayment of maturing debt or outstanding commercial paper indebtedness. See Item 8, Note 7 to the Consolidated Financial Statements for details.
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other similar short-term debt issued by non-U.S. subsidiaries, was $282 as of December 31, 2025 (included in debt payable within one year on the Consolidated Balance Sheets). The average month-end balance of short-term debt in the current year was $323. These short-term borrowings provide supplemental funding to support our operations, with the level of short-term debt generally fluctuating depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as pension contributions, dividends and income taxes.
As a result of the pending Kenvue acquisition, in November 2025, the Company and JPMorgan Chase Bank, N.A. (the "Bank") executed a certain bridge loan facility commitment letter, pursuant to which the Bank has committed to provide bridge financing (the "Bridge Facility") in an amount of $7.7 billion to the Company to fund the Cash Consideration, the fees, costs and expenses incurred in connection with the transactions contemplated by the Merger Agreement and to repay certain existing indebtedness of Kenvue and/or its subsidiaries. In December 2025, $3.8 billion of the commitments in the Bridge Facility were terminated in connection with entry into the New Revolving Credit Facility and DDTL Credit Facility (as defined below).
In December 2025, we entered into (i) the Five-Year Revolving Credit Agreement by and among Kimberly-Clark, JPMorgan Chase Bank, N.A. (the "Bank") and the other lenders party thereto (the “New Revolving Credit Facility”) and (ii) the Delayed Draw Term Loan Credit Agreement by and among Kimberly-Clark, the Bank, and the other lenders party thereto (the “DDTL Credit Facility”). The New Revolving Credit Facility matures in December 2030 and provides for a revolving credit facility of up to $4.0 billion (which may be increased by up to $1.0 billion upon obtaining additional commitments from the then-existing or new lenders and the satisfaction of certain other conditions). Concurrently with the closing of the New Revolving Credit Facility and the DDTL Credit Facility, we terminated the commitments outstanding under our previous $750 revolving credit facility, originally set to mature in May 2026 and reduced the commitments outstanding under our existing $2.0 billion revolving credit facility, which matures in June 2028, to $1.0 billion. See Item 8, Note 7 to the Consolidated Financial Statements for further details.
As of December 31, 2025, total debt from continuing operations was $7.2 billion compared to $7.4 billion as of December 31, 2024.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are expecting favorable cash tax impacts in the near and medium term as a result of the OBBBA. During the year ended December 31, 2025, provisions within the OBBBA increased the Noncurrent deferred tax liability by approximately $220 primarily due to the valuation allowance on current and prior year U.S.

32	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

foreign tax credits and changes providing for the immediate deduction of previously capitalized research and development expenditures.
In October 2021, members of the Organization for Economic Co-operation and Development/G20 Inclusive Framework on Base Erosion and Profit Shifting Project (“Inclusive Framework”) agreed to a two-pillar solution to reform the international tax framework to realign international taxation with economic activities and value creation. Inclusive Framework members agreed to a coordinated system of Global anti-Base Erosion rules, referred to as Pillar 2, that are designed to ensure large multinational enterprises pay a minimum 15% level of tax on the income arising in each jurisdiction in which they operate. Many countries have formally implemented Pillar 2, and several other countries have draft legislation to implement this framework. The implementation of Pillar 2 has not had a material impact on our Consolidated Financial Statements. We will continue to monitor and evaluate new legislation and guidance, which could change our current assessment.
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

33	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

asset class relative to the target asset allocation. Actual asset allocations are regularly reviewed and they are periodically rebalanced to the targeted allocations when considered appropriate.
As of December 31, 2025, the Principal Plans had cumulative unrecognized investment and actuarial losses of approximately $1.0 billion. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the assumed investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations, or (iii) other actuarial gains, and whether such accumulated actuarial losses at each measurement date exceed the "corridor" as required. If the expected long-term rate of return on assets for the Principal Plans were lowered by 0.25%, the impact on annual pension expense would not be material in 2026.
•Discount rate. The discount (or settlement) rate used to determine the present value of our future U.S. pension obligation as of December 31, 2025 was based on a portfolio of high quality corporate debt securities with cash flows that largely match the expected benefit payments of the plan. For the United Kingdom plan, the discount rate was determined based on yield curves constructed from a portfolio of high quality corporate debt securities. Each year's expected future benefit payments were discounted to their present value at the appropriate yield curve rate to determine the pension obligations. If the discount rate assumptions for these same plans were reduced by 0.25%, the increase in annual pension expense would not be material in 2026, and the December 31, 2025 pension liability would increase by about $50.
•Other assumptions. There are a number of other assumptions involved in the calculation of pension expense and benefit obligations, primarily related to participant demographics and benefit elections.
Pension expense for defined benefit pension plans is estimated to approximate $45 in 2026. Pension expense beyond 2026 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered participants in the plans.
Substantially all U.S. retirees and employees have access to our unfunded health care and life insurance benefit plans. Changes in significant assumptions could affect the consolidated expense and benefit obligations, particularly the discount rate used to calculate the obligations and the health care cost trend rate:
•Discount rate. The determination of the discount rates used to calculate the benefit obligations of the plans is discussed in the pension benefit section above, and the methodology for each country is the same as the methodology used to determine the discount rate for that country's pension obligation. If the discount rate assumptions for these plans were reduced by 0.25%, the impact to 2026 other postretirement benefit expense and the increase in the December 31, 2025 benefit liability would not be material.
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

34	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.
•Undistributed earnings. Deferred taxes have been recorded on $1.2 billion of earnings of foreign consolidated subsidiaries expected to be repatriated. We do not intend to distribute any remaining foreign earnings and therefore have not recorded deferred taxes for foreign and U.S. income taxes on such earnings. We consider any excess of the amount for financial reporting over the tax basis in our foreign subsidiaries to be indefinitely reinvested. The determination of deferred tax liabilities on the amount of financial reporting over tax basis or the remaining foreign earnings is not practicable.
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
We completed our required annual assessment of goodwill for impairment for all our reporting units using a qualitative assessment as of the first day of the third quarter of the year ended December 31, 2025, concluding that it was more likely than not that the fair value of each reporting unit significantly exceeded the respective carrying amounts.
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

35	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

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
We performed our 2025 impairment assessment of our intangible assets as of the first day of the third quarter using a qualitative assessment, concluding that no impairment indicators were found to be present.
New Accounting Standards
See Item 8, Note 1 to the Consolidated Financial Statements for a description of recent accounting standards and their anticipated effects on our Consolidated Financial Statements.
Forward Looking Statements
Certain matters contained in this report concerning our plans and expectations regarding the pending Kenvue Acquisition, as defined in Item 8, Note 4 to the Consolidated Financial Statements (referred to below and within Item 1A, "Risk Factors" as the "pending mergers" or the "mergers") and the pending IFP Transaction, as defined in Item 8, Note 1 to the Consolidated Financial Statements, the business outlook, including raw material, energy and other input costs, the anticipated charges and savings from the 2024 Transformation Initiative, cash flow and uses of cash, growth initiatives, innovations, marketing and other spending, net sales, anticipated currency rates and exchange risks, including the impact in Argentina and Türkiye, effective tax rate, contingencies and anticipated transactions of Kimberly-Clark, including dividends, share repurchases and pension contributions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management's expectations and beliefs concerning future events impacting Kimberly-Clark. There can be no assurance that these future events will occur as anticipated or that our results will be as estimated. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the successful completion of the mergers and the achievement of future cost savings and projected volume increases. In addition, many factors outside our control, including risks and uncertainties around the pending mergers (including the risk that the anticipated benefits and synergies of the mergers may not be realized when expected or at all, the terms and scope of the expected financing in connection with the mergers may prove to be less favorable than currently expected, that the mergers may not be completed in a timely matter or at all and the risk of litigation related to the mergers), the pending IFP Transaction (including risks related to delays or failure to complete the proposed transaction, the incurrence of significant transaction and separation costs, adverse market reactions, regulatory or legal challenges, and operational disruptions), risks that we are not able to realize the anticipated benefits of the 2024 Transformation Initiative (including risks related to disruptions to our business or operations or related to any delays in implementation), war in Ukraine (including the related responses of consumers, customers, and suppliers and sanctions issued by the U.S., the European Union, Russia or other countries), government trade or similar regulatory actions (including current and potential trade and tariff actions affecting the countries where we operate and the resulting negative impacts on our supply chain, commodity costs, and consumer spending), pandemics, epidemics, fluctuations in foreign currency exchange rates, the prices and availability of our raw materials, supply chain disruptions, disruptions in the capital and credit markets, counterparty defaults (including customers, suppliers and financial institutions with which we do business), failure to realize the expected benefits or synergies from our acquisition and disposition activity, impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing, changes in customer preferences, severe weather conditions, regional instabilities and hostilities, potential competitive pressures on selling prices for our products, energy costs, general economic and political conditions globally and in the markets in which we do business, as well as our ability to maintain key customer relationships, could affect the realization of these estimates.
The factors described under Item 1A, "Risk Factors" in this Annual Report on Form 10-K, or in our other SEC filings, among others, could cause our future results to differ from those expressed in any forward-looking statements made

36	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

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
The non-GAAP financial measures exclude the following items for the relevant time periods:
•2024 Transformation Initiative - We initiated this transformation to create a more agile and focused operating structure that will accelerate our proprietary pipeline of innovation in right-to-win spaces and improve our growth trajectory, profitability, and returns on investment. See Item 8, Note 2 to the Consolidated Financial Statements for details.
•Kenvue Acquisition - Acquisition-related costs incurred in connection with the pending Kenvue Acquisition, primarily related to external advisory, legal, accounting, and other related costs. See Item 8, Note 4 to the Consolidated Financial Statements for details.
•U.S. Tax Reform Related Matters (OBBBA) - In 2025, we recognized a valuation allowance on prior year U.S. foreign tax credits as a result of provisions within the OBBBA that impact our ability to use the credits.

37	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

•IFP Repatriated Earnings – In connection with the IFP Transaction, we recognized a deferred tax liability for certain permanently reinvested earnings from the IFP Business that are expected to be repatriated prior to the close of the transaction.
•Sale of PPE Business - In 2024, we recognized a gain related to the sale of our PPE business. See Item 8, Note 4 to the Consolidated Financial Statements for details.
•Impairment of Intangible Assets - In 2024, we recognized charges related to the impairment of certain intangible assets related to Softex and Thinx. See Item 8, Note 5 to the Consolidated Financial Statements for details.
•Legal Expense - In 2024, we incurred certain costs related to litigation and regulatory matters for a previously exited business.
•Softex Tax Reserve Release - In 2024, we released a reserve for an uncertain tax position related to the prior year impairment of certain Softex intangible assets.
The following table provides a reconciliation of Organic Sales Growth from continuing operations:

	Year Ended December 31, 2025
	Percent change vs. the prior year period
	NA	IPC	Total
Net Sales Growth	(2.4)	(0.9)	(2.1)
Currency Translation	0.2	2.3	0.9
Divestitures and Business Exits	4.0	0.3	2.9
Organic Sales Growth(a)	1.8	1.7	1.7
(a)    Table may not foot due to rounding.
The following table provides a reconciliation of Adjusted Gross Profit from continuing operations:

	Year Ended December 31
	2025	2024
Gross Profit	$5,923	$6,289
2024 Transformation Initiative	213	144
Adjusted Gross Profit	$6,136	$6,433
The following table provides a reconciliation of Adjusted Operating Profit from continuing operations:

	Year Ended December 31
	2025	2024
Operating Profit	$2,351	$2,700
2024 Transformation Initiative	348	456
Kenvue Acquisition	32	—
Sale of PPE Business	—	(565)
Impairment of Intangible Assets	—	97
Legal Expense	—	39
Adjusted Operating Profit	$2,731	$2,727

38	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

The following table provides a reconciliation of Adjusted Earnings per Share from continuing operations:

	Year Ended December 31
	2025	2024
Diluted Earnings per Share	$4.86	$6.41
2024 Transformation Initiative	0.86	1.01
Kenvue Acquisition	0.07	—
OBBBA	0.29	—
IFP Repatriated Earnings	0.04	—
Sale of PPE Business	—	(1.34)
Impairment of Intangible Assets	—	0.17
Legal Expense	—	0.11
Softex Tax Reserve Release	—	(0.20)
Adjusted Earnings per Share(a)	$6.12	$6.16
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
The following table provides a reconciliation of the continuing operations Adjusted Effective Tax Rate:

	Year Ended December 31
	2025		2024
	Income From Continuing Operations Before Income Taxes and Equity Interests	Provision for Income Taxes	Income From Continuing Operations Before Income Taxes and Equity Interests	Provision for Income Taxes
As Reported	$2,052	$(599)	$2,418	$(442)
2024 Transformation Initiative	351	(56)	457	(118)
Kenvue Acquisition	32	(8)	—	—
OBBBA	—	96	—	—
IFP Repatriated Earnings	—	13	—	—
Sale of PPE Business	—	—	(565)	112
Impairment of Intangible Assets	—	—	97	(40)
Legal Expense	—	—	39	(1)
Softex Tax Reserve Release	—	—	—	(67)
As Adjusted	$2,435	$(554)	$2,446	$(556)

Effective Tax Rate:
As Reported		29.2%		18.3%
As Adjusted		22.8%		22.7%

39	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

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
As of December 31, 2025, a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of foreign currencies involving balance sheet transactional exposures would not be material to our consolidated financial position, results of operations or cash flows. This hypothetical loss on transactional exposures is based on the difference between the December 31, 2025 rates and the assumed rates.
Our operations in Argentina ("K-C Argentina") are reported using highly inflationary accounting and their functional currency is the U.S. dollar. Changes in the value of an Argentine peso versus the U.S. dollar applied to our net peso monetary position are recorded in Other (income) and expense, net at the time of the change. As of December 31, 2025, K-C Argentina had an immaterial net peso monetary position and a 10% unfavorable change in the exchange rate would not be material.
As of April 1, 2022, we adopted highly inflationary accounting for our operations in Türkiye (“K-C Türkiye”), and their functional currency is also the U.S. dollar. Changes in the value of a Turkish lira versus the U.S. dollar applied to our net lira monetary position are recorded in Other (income) and expense, net at the time of the change. As of December 31, 2025, K-C Türkiye had an immaterial net lira monetary position and a 10% unfavorable change in the exchange rate would not be material.
The translation of the balance sheets of non-U.S. operations from local currencies into U.S. dollars is also sensitive to changes in foreign currency exchange rates. Consequently, an annual test is performed to determine if changes in currency exchange rates would have a significant effect on the translation of the balance sheets of non-U.S. operations into U.S. dollars. These translation gains or losses are recorded as unrealized translation adjustments ("UTA") within stockholders' equity. The hypothetical change in UTA is calculated by multiplying the net assets of these non-U.S. operations by a 10% change in the currency exchange rates. As of December 31, 2025, a 10% unfavorable change in the exchange rate of the U.S. dollar against the prevailing market rates of our foreign currency translation exposures would have reduced stockholders' equity by approximately $600. In the view of

40	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

management, the above potential UTA adjustments resulting from these assumed changes in foreign currency exchange rates are not material to our consolidated financial position because they would not affect our cash flow.
Interest Rate Risk
Interest rate risk is managed through the maintenance of a portfolio of variable and fixed-rate debt composed of short and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. As of December 31, 2025, the long-term debt portfolio was comprised of primarily fixed-rate debt. From time to time, we also hedge the anticipated issuance of fixed-rate debt and those contracts are designated as cash flow hedges.
As of December 31, 2025, a 1 percentage point increase in the applicable interest rates of our variable-rate debt would not materially impact the amount of interest expense recognized for the year ended December 31, 2025.
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

41	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
(In millions, except per share amounts)	2025	2024	2023
Net Sales	$16,447	$16,805	$17,146
Cost of products sold	10,524	10,516	10,877
Gross Profit	5,923	6,289	6,269
Marketing, research and general expenses	3,528	3,930	3,615
Impairment of intangible assets	—	97	658
Other (income) and expense, net	44	(438)	68
Operating Profit	2,351	2,700	1,928
Nonoperating expense	(67)	(60)	(95)
Interest income	24	48	66
Interest expense	(256)	(270)	(293)
Income from Continuing Operations Before Income Taxes and Equity Interests	2,052	2,418	1,606
Provision for income taxes	(599)	(442)	(343)
Income from Continuing Operations Before Equity Interests	1,453	1,976	1,263
Share of net income of equity companies	196	216	196
Income from Continuing Operations	1,649	2,192	1,459
Income from Discontinued Operations, Net of Income Taxes	400	386	305
Net Income	2,049	2,578	1,764
Net income attributable to noncontrolling interests	(28)	(33)	—
Net Income Attributable to Kimberly-Clark Corporation	$2,021	$2,545	$1,764

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic:
Continuing operations	$4.88	$6.43	$4.32
Discontinued operations	1.21	1.15	0.90
Basic Earnings per Share	$6.09	$7.58	$5.22

Diluted:
Continuing operations	$4.86	$6.41	$4.31
Discontinued operations	1.21	1.14	0.90
Diluted Earnings per Share	$6.07	$7.55	$5.21
See Notes to the Consolidated Financial Statements.

42	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
(In millions)	2025	2024	2023
Net Income	$2,049	$2,578	$1,764
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	398	(408)	89
Employee postretirement benefits	16	24	(15)
Cash flow hedges	(92)	188	12
Total Other Comprehensive Income (Loss), Net of Tax	322	(196)	86
Comprehensive Income	2,371	2,382	1,850
Comprehensive (income) loss attributable to noncontrolling interests	(28)	(21)	1
Comprehensive Income Attributable to Kimberly-Clark Corporation	$2,343	$2,361	$1,851
See Notes to the Consolidated Financial Statements.

43	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
(In millions, except par value)	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$688	$1,010
Accounts receivable, net	1,892	1,728
Inventories	1,475	1,452
Other current assets	535	694
Current assets of discontinued operations	720	696
Total Current Assets	5,310	5,580
Property, Plant and Equipment, Net	6,775	6,284
Investments in Equity Companies	330	314
Goodwill	1,839	1,796
Other Intangible Assets, Net	77	80
Other Assets	1,062	984
Non-current Assets of Discontinued Operations	1,705	1,508
TOTAL ASSETS	$17,098	$16,546

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$694	$564
Trade accounts payable	3,388	3,264
Accrued expenses and other current liabilities	1,888	2,091
Dividends payable	415	402
Current liabilities of discontinued operations	740	683
Total Current Liabilities	7,125	7,004
Long-Term Debt	6,474	6,854
Non-current Employee Benefits	605	628
Deferred Income Taxes	445	300
Other Liabilities	646	609
Non-current Liabilities of Discontinued Operations	151	139
Redeemable Preferred Securities of Subsidiaries	22	37
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1,200.0 million shares; issued 378.6 million shares as of December 31, 2025 and 2024	473	473
Additional paid-in capital	849	862
Common stock held in treasury, at cost - 46.7 and 46.8 million shares as of December 31, 2025 and 2024, respectively	(5,987)	(5,986)
Retained earnings	9,611	9,257
Accumulated other comprehensive income (loss)	(3,444)	(3,766)
Total Kimberly-Clark Corporation Stockholders' Equity	1,502	840
Noncontrolling Interests	128	135
Total Stockholders' Equity	1,630	975
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,098	$16,546
See Notes to the Consolidated Financial Statements.

44	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In millions, except per share amounts. Shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2022	378,597	$473	$679	41,135	$(5,137)	$8,201	$(3,669)	$153	$700
Net income in stockholders' equity(a)	—	—	—	—	—	1,764	—	37	1,801
Other comprehensive income, net of tax(a)	—	—	—	—	—	—	87	(3)	84
Stock-based awards exercised or vested	—	—	(70)	(1,327)	140	—	—	—	70
Repurchases of common stock	—	—	—	1,791	(225)	—	—	—	(225)
Recognition of stock-based compensation	—	—	165	—	—	—	—	—	165
Dividends declared ($4.72 per share)	—	—	—	—	—	(1,594)	—	(35)	(1,629)
Other	—	—	104	—	—	(3)	—	1	102
Balance as of December 31, 2023	378,597	473	878	41,599	(5,222)	8,368	(3,582)	153	1,068
Net income in stockholders' equity(a)	—	—	—	—	—	2,545	—	31	2,576
Other comprehensive income, net of tax(a)	—	—	—	—	—	—	(184)	(12)	(196)
Stock-based awards exercised or vested	—	—	(155)	(2,027)	235	—	—	—	80
Repurchases of common stock	—	—	—	7,226	(1,000)	—	—	—	(1,000)
Recognition of stock-based compensation	—	—	128	—	—	—	—	—	128
Dividends declared ($4.88 per share)	—	—	—	—	—	(1,636)	—	(35)	(1,671)
Other	—	—	11	—	1	(20)	—	(2)	(10)
Balance as of December 31, 2024	378,597	473	862	46,798	(5,986)	9,257	(3,766)	135	975
Net income in stockholders' equity(a)	—	—	—	—	—	2,021	—	25	2,046
Other comprehensive income, net of tax(a)	—	—	—	—	—	—	322	—	322
Stock-based awards exercised or vested	—	—	(161)	(1,154)	147	—	—	—	(14)
Repurchases of common stock	—	—	—	1,055	(141)	—	—	—	(141)
Recognition of stock-based compensation	—	—	135	—	—	—	—	—	135
Dividends declared ($5.04 per share)	—	—	—	—	—	(1,673)	—	(32)	(1,705)
Other	—	—	13	—	(7)	6	—	—	12
Balance as of December 31, 2025	378,597	$473	$849	46,699	$(5,987)	$9,611	$(3,444)	$128	$1,630
(a)    Excludes redeemable interests' share.

See Notes to the Consolidated Financial Statements.

45	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
(In millions)	2025	2024	2023
Operating Activities
Net income	$2,049	$2,578	$1,764
Depreciation and amortization	805	781	753
Asset impairments	18	114	676
Stock-based compensation	140	131	169
Deferred income taxes	241	(38)	(322)
Net (gains) losses on asset and business dispositions	39	(448)	(75)
Equity companies' earnings (in excess of) less than dividends paid	(35)	(62)	(59)
Operating working capital	(503)	178	582
Postretirement benefits	15	3	24
Other	8	(3)	30
Cash Provided by Operations	2,777	3,234	3,542
Investing Activities
Capital spending	(1,138)	(721)	(766)
Proceeds from asset and business dispositions	33	651	245
Investments in time deposits	(447)	(605)	(720)
Maturities of time deposits	552	562	815
Other	49	13	8
Cash Used for Investing	(951)	(100)	(418)
Financing Activities
Cash dividends paid	(1,660)	(1,628)	(1,588)
Change in short-term debt	275	1	(371)
Debt proceeds	—	—	363
Debt repayments	(550)	(554)	(475)
Proceeds from exercise of stock options	40	136	97
Repurchases of common stock	(141)	(1,000)	(225)
Cash paid for redemption of common securities of Thinx	—	—	(95)
Cash dividends paid to noncontrolling interests	(32)	(35)	(35)
Other	(111)	(86)	(45)
Cash Used for Financing	(2,179)	(3,166)	(2,374)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	33	(40)	(84)
Change in Cash and Cash Equivalents	(320)	(72)	666

Cash and cash equivalents from continuing operations - beginning of period	1,010	1,075	413
Cash and cash equivalents from discontinued operations - beginning of period(a)	11	18	14
Cash and Cash Equivalents - Beginning of Year	1,021	1,093	427

Cash and cash equivalents from continuing operations - end of period	688	1,010	1,075
Cash and cash equivalents from discontinued operations - end of period(a)	13	11	18
Cash and Cash Equivalents - End of Year	$701	$1,021	$1,093
(a)    Included in Current assets of discontinued operations.

See Notes to the Consolidated Financial Statements.

46	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Accounting Policies
Basis of Presentation
The Consolidated Financial Statements present the accounts of Kimberly-Clark Corporation and all subsidiaries in which it has a controlling financial interest as if they were a single economic entity in conformity with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany transactions and accounts are eliminated in consolidation. The terms "Corporation," "Company," "Kimberly-Clark," "we," "our," and "us" refer to Kimberly-Clark Corporation and all subsidiaries in which it has a controlling financial interest. Amounts are reported in millions of dollars, except per share amounts, unless otherwise noted.
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
In accordance with ASC 205, Presentation of Financial Statements, we determined the IFP Transaction represents a strategic shift that will have a major effect on our operations and financial results. Accordingly, the results of the IFP Business are reported as discontinued operations in the accompanying Consolidated Statements of Income and have been excluded from both continuing operations and segment results for all periods presented. Further, the assets and liabilities of the IFP Business are classified as discontinued operations in the accompanying Consolidated Balance Sheets for all periods presented, and the Company has ceased depreciating and amortizing the long-lived assets of the IFP Business. The Consolidated Statements of Comprehensive Income, Stockholders' Equity and Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. Unless otherwise noted, amounts and disclosures in the Notes to the Consolidated Financial Statements reflect only Kimberly-Clark's continuing operations. See Note 3 for additional details.
Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Estimates are used in accounting for, among other things, sales incentives and trade promotion allowances, employee postretirement benefits, deferred income taxes and potential assessments, and valuation of goodwill and intangible assets.
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

47	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

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

48	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

Investments in Equity Companies
Investments in companies which we do not control but over which we have the ability to exercise significant influence are accounted for under the equity method of accounting and are stated at cost plus equity in undistributed net income. These investments are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments might not be recoverable. An impairment loss would be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary. In judging "other than temporary," we would consider the length of time and extent to which the fair value of the equity company investment has been less than the carrying amount, the near-term and longer-term operating and financial prospects of the equity company, and our longer-term intent of retaining the investment in the equity company.
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
As of July 1, 2018, we adopted highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”). The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net. As of December 31, 2025, K-C Argentina had an immaterial net peso monetary position. Net sales of K-C Argentina were approximately 1% of our net sales in 2025, 2024 and 2023.

49	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

As of April 1, 2022, we adopted highly inflationary accounting for our subsidiary in Türkiye (“K-C Türkiye”). The effect of changes in exchange rates on lira-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net. As of December 31, 2025, K-C Türkiye had an immaterial net lira monetary position. Net sales of K-C Türkiye were less than 1% of our net sales in 2025, 2024, and 2023.
Derivative Instruments and Hedging
Our policies allow the use of derivatives for risk management purposes and prohibit their use for speculation. Our policies also prohibit the use of any leveraged derivative instrument. Our derivative instruments are primarily entered into with a diversified group of major financial institutions, which limits our credit exposure under these arrangements. At inception, we formally designate certain derivatives as cash flow, fair value or net investment hedges and establish how the effectiveness of these hedges will be assessed and measured. This process links the derivatives to the transactions or financial balances they are hedging. Changes in the fair value of derivatives not designated as hedging instruments are recorded in earnings as they occur. All derivative instruments are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives are either recorded in the income statement or other comprehensive income, as appropriate. The gain or loss on derivatives designated as fair value hedges and the offsetting loss or gain on the hedged item attributable to the hedged risk are included in income in the period that changes in fair value occur. The gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur, and is reclassified to income in the same period that the hedged item affects income. The gain or loss on derivatives designated as hedges of investments in foreign subsidiaries is recognized in other comprehensive income to offset the change in value of the net investments being hedged. Certain foreign-currency and commodity derivative instruments, not designated as hedging instruments, have been entered into to manage certain non-functional currency denominated monetary assets and liabilities, as well as changes in prices of certain commodities, respectively. The gain or loss on these derivatives is included in income in the period that changes in their fair values occur. Cash flows from derivatives are classified within the Consolidated Statements of Cash Flows in the same category as the items being hedged. Cash flows from derivatives are classified within Operating Activities, except for derivatives designated as net investment hedges which are classified in Investing Activities. See Note 13 for disclosures about derivative instruments and hedging activities.
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
Accounting Standards - Adopted as of December 31, 2025
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740). The new guidance is intended to enhance the transparency and decision usefulness of annual income tax disclosures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied on a prospective basis with retrospective application permitted. We adopted this

50	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

ASU in the fourth quarter of 2025 and added certain disclosures in Note 14, Income Taxes. The disclosures were applied retrospectively and impacted all prior periods presented. As the guidance requires only additional disclosure, there were no effects of this standard on our financial position, results of operations or cash flows.
In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810) to clarify the guidance regarding the identification of the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted, and the amendments should be applied on a prospective basis. We adopted this ASU in the fourth quarter of 2025 and there was no impact to our Consolidated Financial Statements.
Accounting Standards Issued - Not Adopted as of December 31, 2025
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220). The new guidance requires disclosure in the notes to the financial statements of disaggregated information about specific expense categories underlying certain income statement expense line items. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments should be applied on a prospective basis with retrospective application permitted. We are currently evaluating the impact of this update on our Consolidated Financial Statements and related disclosures.
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
In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832) to establish guidance on the recognition, measurement and presentation of government grants received by business entities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2028, and interim periods within those fiscal years, with early adoption permitted. The amendments can be applied on a modified prospective basis, a modified retrospective basis or a retrospective basis. We are currently evaluating the impact of this update on our Consolidated Financial Statements and related disclosures.
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
The 2024 Transformation Initiative is expected to be completed by the end of 2026, with total costs anticipated to be approximately $1.5 billion pre-tax. Cash costs are expected to be approximately 60% of that amount, primarily related to workforce reductions and other program costs. Expected non-cash charges are primarily related to incremental depreciation and asset write-offs, including losses associated with the expected exit of certain markets. Through December 31, 2025, cumulative pre-tax charges for the 2024 Transformation Initiative were $808 ($634 after-tax).

51	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

The following charges were incurred in connection with the 2024 Transformation Initiative:

	Year Ended December 31
	2025	2024
Cost of products sold:
Charges for workforce reductions	$21	$69
Asset write-offs	38	27
Incremental depreciation	125	38
Other exit costs	29	10
Total	213	144
Marketing, research and general expenses:
Charges for workforce reductions	28	116
Other exit costs	114	112
Total	142	228
Other (income) and expense, net(a)	(7)	84
Nonoperating expense	3	1
Total charges(b)	351	457
Provision for income taxes	(56)	(118)
Net charges	295	339
Net charges related to noncontrolling interests	(7)	—
Net charges attributable to Kimberly-Clark Corporation	$288	$339
(a)Other (income) and expense, net includes gains and losses from the sale of manufacturing facilities and associated real estate and the exit of certain businesses and markets as part of the 2024 Transformation Initiative.
(b)We do not include 2024 Transformation Initiative charges within our segment operating results. Total impact of these charges to the NA and IPC segments would have been $198 and $135, respectively, for the year ended December 31, 2025, and $147 and $187, respectively, for the year ended December 31, 2024, with the residual relating to Corporate & Other. See further discussion around our segment operating results in Note 16.
The following summarizes the 2024 Transformation Initiative liabilities activity:

	Year Ended December 31
	2025	2024
2024 Transformation Initiative liabilities as of January 1	$130	$—
Charges for workforce reductions and other cash exit costs	176	291
Cash payments	(229)	(156)
Currency and other	(15)	(5)
2024 Transformation Initiative liabilities as of December 31	$62	$130
2024 Transformation Initiative liabilities are recorded in Accrued expenses and other current liabilities. The charges related to the 2024 Transformation Initiative are reflected within Operating Activities of our Consolidated Statements of Cash Flows.

52	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

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
Financial Information of Discontinued Operations
The following table presents the components of Income from Discontinued Operations, Net of Income Taxes:

	Year Ended December 31
	2025	2024	2023
Net Sales	$3,254	$3,253	$3,285
Cost of products sold	2,319	2,362	2,522
Gross Profit	935	891	763
Marketing, research and general expenses	413	381	346
Other (income) and expense, net	2	—	1
Operating Profit	520	510	416
Nonoperating expense	1	(1)	(1)
Income from discontinued operations before income taxes	521	509	415
Provision for income taxes	(121)	(123)	(110)
Income from Discontinued Operations, Net of Income Taxes	$400	$386	$305
As a result of the IFP Transaction, we incurred separation costs of $77 for the year ended December 31, 2025, which are included in the reported amounts above. These costs were primarily related to external advisory, legal, accounting, contractor and other incremental costs directly related to the IFP Transaction.
The following table presents significant non-cash items and capital expenditures of discontinued operations:

	Year Ended December 31
	2025	2024	2023
Depreciation and Amortization	$68	$133	$115
Capital Spending	118	116	100

53	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

The following table presents the components of assets and liabilities classified as discontinued operations:

	December 31
	2025	2024
Assets
Cash and cash equivalents	$13	$11
Accounts receivable, net	302	281
Inventories	383	370
Other current assets	22	34
Current Assets of Discontinued Operations	$720	$696

Property, Plant and Equipment, Net	$1,425	$1,229
Goodwill	179	168
Other Intangible Assets, Net	7	7
Other Assets	94	104
Non-current Assets of Discontinued Operations	$1,705	$1,508

Liabilities
Debt payable within one year	$4	$4
Trade accounts payable	500	451
Accrued expenses and other current liabilities	236	228
Current Liabilities of Discontinued Operations	$740	$683

Long-Term Debt	$18	$21
Non-current Employee Benefits	18	15
Deferred Income Taxes	32	26
Other Liabilities	83	77
Non-current Liabilities of Discontinued Operations	$151	$139
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

54	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

Note 4.    Acquisitions and Divestitures
Pending Acquisition of Kenvue, Inc.
On November 2, 2025, we entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire the outstanding equity interests of Kenvue, Inc. ("Kenvue"), a global consumer health leader, for stock and cash consideration (the "Kenvue Acquisition"). Under the terms of the Merger Agreement, which was unanimously approved by the Boards of Directors of each of Kimberly-Clark and Kenvue, each share of Kenvue common stock, par value $0.01 per share, issued and outstanding at the close of the Kenvue Acquisition (subject to certain provisions within the Merger Agreement) will be converted into the right to receive (i) 0.14625 shares of Kimberly-Clark common stock, par value $1.25 per share (the "Stock Consideration"), plus (ii) $3.50 in cash (the "Cash Consideration" and, together with the Stock Consideration, the "Merger Consideration"). In total, we expect approximately 280 million shares of common stock to be issued and approximately $6.7 billion to be paid for the Merger Consideration. The Cash Consideration is expected to be funded through a combination of cash on hand, proceeds from new debt issuance, and proceeds from the IFP Transaction. The actual value of the transaction will fluctuate based upon changes in the price of Kimberly-Clark common stock and the number of shares of Kenvue common stock outstanding at the time of closing.
On January 29, 2026, Kimberly-Clark and Kenvue each held a special meeting of their respective stockholders. During the respective meetings, Kimberly-Clark stockholders approved by requisite vote the issuance of Kimberly-Clark common stock as consideration to holders of Kenvue common stock, and Kenvue stockholders adopted by the requisite vote the Merger Agreement. Additionally, the waiting period applicable to the Kenvue Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on February 4, 2026. Completion of the Kenvue Acquisition, which is expected to take place in the second half of 2026, remains subject to the satisfaction of other customary closing conditions, as described in the Merger Agreement, including the receipt of foreign regulatory approvals. The Merger Agreement also provides for certain termination rights, and under certain specified circumstances, both Kimberly-Clark and Kenvue may be required to pay the other a termination fee of $1.1 billion.
During the year ended December 31, 2025, we incurred $32 of acquisition-related costs in connection with the Kenvue Acquisition, which are included in Marketing, research and general expenses. As of December 31, 2025, Other current assets includes deferred share issuance costs of $6 that will be recognized in Additional paid-in capital upon issuance of the Stock Consideration discussed above.
Completed Acquisition
In the second quarter of 2023, we acquired additional ownership of Thinx, Inc. ("Thinx") for $48, increasing our controlling ownership to 70%. As part of the completion of a negotiated final redemption, we acquired the remaining 30% ownership of Thinx for $47 in the fourth quarter of 2023. As the purchase of additional ownership in an already controlled subsidiary represents an equity transaction, no gain or loss was recognized in consolidated net income or comprehensive income.
Completed Divestitures
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

55	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

incurred divestiture-related costs of $30 pre-tax, which were recorded in Cost of products sold and Marketing, research and general expenses, resulting in a net benefit of $44 pre-tax ($26 after-tax).
Note 5.    Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

	NA	IPC	Total
Balance as of December 31, 2023	$1,128	$766	$1,894
Divestiture	(15)	—	(15)
Effect of foreign currency translation	—	(83)	(83)
Balance as of December 31, 2024	1,113	683	1,796
Effect of foreign currency translation	—	43	43
Balance as of December 31, 2025	$1,113	$726	$1,839
We completed our required annual assessment of goodwill for impairment for all our reporting units using a qualitative assessment as of the first day of the third quarter of the year ended December 31, 2025, concluding that it was more likely than not that the fair value of each reporting unit significantly exceeded the respective carrying amounts.
The carrying amounts of Other Intangible Assets, Net, were as follows:

	December 31
	2025			2024
	Gross Carrying Amount(b)	Accumulated Amortization(b)	Net Carrying Amount	Gross Carrying Amount(b)	Accumulated Amortization(b)	Net Carrying Amount
Intangible assets with indefinite lives:
Brand names	$44	$—	$44	$46	$—	$46
Intangibles with finite lives:
Trademarks and brand names	53	(41)	12	53	(40)	13
Other intangible assets(a)	34	(13)	21	33	(12)	21
Total intangible assets with finite lives	87	(54)	33	86	(52)	34
Total	$131	$(54)	$77	$132	$(52)	$80
(a)    Other intangible assets primarily include customer and distributor relationships.
(b)    Amounts reflect impairments noted below and are subject to foreign currency adjustments.
Amortization expense relating to the intangible assets with finite lives was $2, $7 and $11 for the years ended December 31, 2025, 2024 and 2023, respectively. Based on the carrying values of the intangible assets with finite lives as of December 31, 2025, amortization expense for each of the next five years is estimated to be approximately $2.
For 2025, we completed the required annual assessment of indefinite-lived intangible assets, other than goodwill, for impairment using a qualitative assessment as of the first day of the third quarter, and we determined that it is more likely than not that the fair value is more than the carrying amount for each of these intangible assets.

56	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

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

57	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

During 2025 and 2024, there were no significant transfers to or from level 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. As of December 31, 2025 and 2024, derivative assets were $81 and $189, respectively, and derivative liabilities were $191 and $137, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on the Secured Overnight Financing Rate ("SOFR") and interest rate swap curves and on commodity price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. See Note 13 for additional information on our use of derivative instruments.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at their estimated redemption values, which approximate fair value. As of December 31, 2025 and 2024, the securities were valued at $22 and $37, respectively. The securities are not traded in active markets, and their measurement is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $71 as of December 31, 2025 and 2024. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in Other Assets in the Consolidated Balance Sheets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		December 31, 2025		December 31, 2024
Assets
Cash and cash equivalents(a)	1	$688	$688	$1,010	$1,010
Time deposits(b)	1	94	94	181	181
Non-US government bonds(c)	2	—	—	15	15
Liabilities
Short-term debt(d)	2	282	282	3	3
Long-term debt(e)	2	6,886	6,491	7,415	6,828
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

58	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

Note 7.    Debt
Long-term debt is composed of the following:

	Weighted-Average Interest Rate	Maturities	December 31
			2025	2024
Notes and debentures	3.6%	2026 - 2050	$6,784	$7,310
Industrial development revenue bonds	3.7%	2029 - 2045	59	59
Bank loans and other financings in various currencies	5.9%	2026 - 2046	43	46
Total long-term debt			6,886	7,415
Less current portion			412	561
Long-term portion			$6,474	$6,854
Scheduled maturities of long-term debt for the next five years are $413 in 2026, $608 in 2027, $704 in 2028, $706 in 2029 and $745 in 2030.
In February 2023, we issued $350 aggregate principal amount of 4.50% notes due February 16, 2033. Proceeds from the offering were used for general corporate purposes including the repayment of a portion of our commercial paper indebtedness.
Committed Bridge Financing
In November 2025, in connection with the Merger Agreement discussed in Note 4, the Company and JPMorgan Chase Bank, N.A. (the "Bank") executed a certain bridge loan facility commitment letter, pursuant to which the Bank has committed to provide bridge financing (the "Bridge Facility") in an amount of $7.7 billion to the Company to fund the Cash Consideration, the fees, costs and expenses incurred in connection with the transactions contemplated by the Merger Agreement and to repay certain existing indebtedness of Kenvue and/or its subsidiaries. In December 2025, $3.8 billion of the commitments in the Bridge Facility were terminated in connection with entry into the New Revolving Credit Facility and DDTL Credit Facility (as defined below). We incurred debt issuance costs of $15 in connection with the Bridge Facility, of which $8 was charged to earnings in connection with the termination of a portion of the commitments. The remaining unamortized amount is capitalized in Other current assets.
Revolving Credit and Delayed Draw Term Loan Agreements
In December 2025, we entered into (i) the Five-Year Revolving Credit Agreement by and among Kimberly-Clark, JPMorgan Chase Bank, N.A. (the "Bank") and the other lenders party thereto (the “New Revolving Credit Facility”) and (ii) the Delayed Draw Term Loan Credit Agreement by and among Kimberly-Clark, the Bank, and the other lenders party thereto (the “DDTL Credit Facility”). The New Revolving Credit Facility matures in December 2030 and provides for a revolving credit facility of up to $4.0 billion (which may be increased by up to $1.0 billion upon obtaining additional commitments from the then-existing or new lenders and the satisfaction of certain other conditions). The DDTL Credit Facility provides for a delayed draw term loan facility of up to $1.8 billion, which, along with $2.0 billion of the commitments under the New Revolving Credit Facility, will be available with limited conditionality to ensure certainty of funds to pay the Cash Consideration, the fees, costs and expenses incurred in connection with the transactions contemplated by the Merger Agreement and to repay certain existing indebtedness of Kenvue and/or its subsidiaries. The commitments under the DDTL Credit Facility will terminate upon the earlier of (i) the termination of the Merger Agreement or (ii) the closing of the transactions contemplated by the Merger Agreement without the borrowing of funds under the DDTL Credit Facility. Amounts borrowed under the DDTL Credit Facility are payable within one year, subject to certain mandatory prepayment conditions described in the DDTL Credit Facility.
Borrowings under the New Revolving Credit Facility and the DDTL Credit Facility will bear interest, at our option, at a rate equal to (i) a base rate (subject to a floor of 1.00%) or (ii) a floating secured overnight financing rate (subject to a floor of 0.00%) plus an applicable margin. The applicable margin will range from 0.50% to 1.00% depending on our credit rating and is initially 0.75%.

59	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

We capitalized debt issuance costs of $5 in connection with the facilities discussed above; the unamortized portion is presented in Other current assets. The New Revolving Credit Facility, currently unused, supports our commercial paper program, and would provide liquidity in the event our access to the commercial paper markets is unavailable for any reason.
Concurrently with the closing of the New Revolving Credit Facility and the DDTL Credit Facility, we terminated the commitments outstanding under our previous $750 revolving credit facility, originally set to mature in May 2026 and reduced the commitments outstanding under our existing $2.0 billion revolving credit facility, which matures in June 2028, to $1.0 billion.
Note 8.    Stock-Based Compensation
We have a stock-based Equity Participation Plan and an Outside Directors' Compensation Plan (the "Plans"), under which we can grant stock options, restricted share units ("RSUs") and other types of awards described further in the Plans to employees and outside directors. As of December 31, 2025, the number of shares of common stock available for grants under the Plans aggregated to 6.3 million shares. Unless specifically stated, the following reflects consolidated information for the Company inclusive of the IFP Business.
Stock options are granted at an exercise price equal to the fair market value of our common stock on the date of grant, and they have a term of 10 years. Stock options are subject to graded vesting whereby options vest 30% at the end of each of the first two 12-month periods following the grant and 40% at the end of the third 12-month period.
Time-vested RSUs are valued at the closing market price of our common stock on the grant date and are generally subject to graded vesting whereby shares vest 30% at the end of each of the first two 12-month periods following the grant and 40% at the end of the third 12-month period. Time-vested restricted share unit grants issued for special one-time awards and performance-based RSUs granted to employees are valued at the closing market price of our common stock on the grant date and vest generally at the end of three years. The number of performance-based RSUs that ultimately vest ranges from zero to 200% of the number granted based on the attainment of performance metrics. Performance metrics are tied to modified free cash flow and organic sales growth during the three-year performance period. Modified free cash flow and organic sales growth targets are set at the beginning of the performance period. RSUs granted to outside directors are valued at the closing market price of our common stock on the grant date and vest when they are granted. These shares are subject to a restricted period that begins on the date of grant and expires within ninety days following the date the outside director retires from or otherwise terminates service on our Board.
At the time stock options are exercised or RSUs vest, common stock is issued from our accumulated treasury shares. Dividend equivalents are credited on RSUs on the same date and at the same rate as dividends are paid on Kimberly-Clark's common stock. These dividend equivalents, net of estimated forfeitures, are charged to retained earnings.
Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, net of estimated forfeitures, based on the fair value of the award at the date of grant. Stock-based compensation costs from continuing operations of $130, $122 and $160 and related deferred income tax benefits of $25, $27 and $34 were recognized for 2025, 2024 and 2023, respectively.
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
During 2025, 2024 and 2023, no stock options were granted.

60	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

Total remaining unrecognized compensation costs and amortization periods for our outstanding stock-based awards are as follows:

	December 31, 2025	Weighted-Average Service Years
Time-vested RSUs	$71	1.3
Performance-based RSUs	16	1.6
A summary of stock-based compensation activity and related information for outstanding stock options and RSUs is presented below:

Stock Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	2,976	$131.05
Granted	—	—
Exercised	(331)	124.47
Forfeited or expired	(69)	119.22
Outstanding as of December 31, 2025	2,576	131.75	3.7	$—
Exercisable as of December 31, 2025	2,575	131.75	3.7	$—
The total intrinsic value of options exercised during 2025, 2024 and 2023 was $6, $19 and $23, respectively.

	Time-Vested RSUs		Performance-Based RSUs
RSUs	Shares (in thousands)	Weighted-Average Grant-Date Fair Value	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of January 1, 2025	1,392	$137.79	686	$134.87
Granted	889	129.57	608	131.63
Vested	(698)	137.34	(557)	133.09
Forfeited	(134)	135.90	(41)	138.59
Nonvested as of December 31, 2025	1,449	133.15	696	135.76
The total fair value of RSUs that vested during 2025, 2024 and 2023 was $170, $185 and $99, respectively.
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
Substantially all U.S. retirees and employees have access to our unfunded health care and life insurance benefit plans. The annual increase in the consolidated weighted-average health care cost trend rate is expected to be 6.2% in 2026 and to decline to 4.5% in 2038 and thereafter. Assumed health care cost trend rates affect the amounts reported for postretirement health care benefit plans.

61	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

Summarized financial information about postretirement plans, excluding defined contribution retirement plans, is presented below:

	Pension Benefits		Other Benefits
	Year Ended December 31
	2025	2024	2025	2024
Change in Benefit Obligation
Benefit obligation at beginning of year	$2,198	$2,428	$497	$531
Service cost	10	11	4	4
Interest cost	116	114	29	28
Actuarial (gain) loss(a)	12	(129)	(8)	(3)
Currency and other	88	(39)	6	(12)
Benefit payments from plans	(177)	(174)	—	—
Direct benefit payments	(8)	(8)	(48)	(51)
Settlements and curtailments	(29)	(5)	—	—
Benefit obligation at end of year	2,210	2,198	480	497
Change in Plan Assets
Fair value of plan assets at beginning of year	2,060	2,295	—	—
Actual return on plan assets	140	(32)	—	—
Employer contributions	14	14	—	—
Currency and other	83	(39)	—	—
Benefit payments	(177)	(174)	—	—
Settlements	(25)	(4)	—	—
Fair value of plan assets at end of year	2,095	2,060	—	—
Funded Status	$(115)	$(138)	$(480)	$(497)
(a)    Actuarial (gains) losses in each period shown are primarily due to changes in discount rates.
Substantially all of the funded status of pension and other benefits is recognized in the Consolidated Balance Sheets in Noncurrent Employee Benefits, with the remainder recognized in Accrued expenses and other current liabilities and Other Assets.
Information for the Principal Plans and All Other Pension Plans

	Principal Plans		All Other Pension Plans		Total
	Year Ended December 31
	2025	2024	2025	2024	2025	2024
Projected benefit obligation (“PBO”)	$1,897	$1,900	$313	$298	$2,210	$2,198
Accumulated benefit obligation (“ABO”)	1,897	1,900	268	257	2,165	2,157
Fair value of plan assets	1,819	1,795	276	265	2,095	2,060
Approximately one-half of the PBO and fair value of plan assets for the Principal Plans relate to the U.S. qualified and nonqualified pension plans.

62	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

Information for Pension Plans with an ABO in Excess of Plan Assets

	December 31
	2025	2024
ABO	$1,086	$2,042
Fair value of plan assets	928	1,874
Information for Pension Plans with a PBO in Excess of Plan Assets

	December 31
	2025	2024
PBO	$1,090	$2,048
Fair value of plan assets	928	1,875
Components of Net Periodic Benefit Cost

	Pension Benefits			Other Benefits
	Year Ended December 31
	2025	2024	2023	2025	2024	2023
Service cost	$10	$11	$11	$4	$4	$4
Interest cost	116	114	120	29	28	30
Expected return on plan assets(a)	(123)	(123)	(127)	—	—	—
Recognized net actuarial (gain) loss	44	40	39	(4)	—	(3)
Settlements and curtailments	4	2	35	—	—	—
Other	—	—	—	—	—	1
Net periodic benefit cost	$51	$44	$78	$29	$32	$32
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
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31

	Pension Benefits				Other Benefits
	Projected 2026	2025	2024	2023	2025	2024	2023
Discount rate	5.24%	5.38%	4.93%	5.22%	5.89%	5.66%	5.92%
Expected long-term return on plan assets	6.01%	6.12%	5.60%	5.80%	—	—	—
Rate of compensation increase	4.15%	3.43%	3.49%	3.45%	—	—	—
Weighted-Average Assumptions Used to Determine Benefit Obligations as of December 31

	Pension Benefits		Other Benefits
	2025	2024	2025	2024
Discount rate	5.24%	5.38%	5.89%	6.04%
Rate of compensation increase	4.15%	3.43%	—	—

63	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

Investment Strategies for the Principal Plans
Strategic asset allocation decisions are made considering several risk factors, including plan participants' retirement benefit security, the estimated payments of the associated liabilities, the plan funded status, and Kimberly-Clark's financial condition. The resulting strategic asset allocation is a diversified blend of equity and fixed income investments. Equity investments are typically diversified across geographies and market capitalization. Fixed income investments are diversified across multiple sectors including government issues and corporate debt instruments with a portfolio duration that is consistent with the estimated payment of the associated liability. Actual asset allocation is regularly reviewed and periodically rebalanced to the strategic allocation when considered appropriate. Our 2026 target plan asset allocation for the Principal Plans is approximately 85% fixed income securities and 15% equity securities.
The expected long-term rate of return is generally evaluated on an annual basis. In setting this assumption, we consider a number of factors including projected future returns by asset class relative to the current asset allocation. The weighted-average expected long-term rate of return on pension fund assets used to calculate pension expense for the Principal Plans was 6.34% in 2025, 5.73% in 2024 and 6.05% in 2023, and will be 6.24% in 2026.
Set forth below are the pension plan assets of the Principal Plans measured at fair value, by level in the fair-value hierarchy. Approximately 60% of the assets are held in pooled funds and are measured using a net asset value (or its equivalent). Accordingly, such assets do not meet the Level 1, Level 2, or Level 3 criteria of the fair value hierarchy.

	Fair Value Measurements as of December 31, 2025
	Total Plan Assets	Assets at Quoted Prices in Active Markets for Identical Assets (Level 1)	Assets at Significant Observable Inputs (Level 2)	Assets at Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents
Held directly	$28	$19	$9	$—
Fixed Income
Held directly
U.S. government and municipals	119	100	19	—
U.S. corporate debt	288	—	288	—
U.S. securitized	—	—	—	—
International bonds	41	—	41	—
Held through mutual and pooled funds measured at net asset value
U.S. government and municipals	272	—	—	—
Non-U.S. securitized	74	—	—	—
International bonds	524	—	—	—
Equity
Held directly
U.S. equity	16	16	—	—
International equity	12	12	—	—
Held through mutual and pooled funds measured at net asset value
Non-U.S. equity	3	—	—	—
Global equity	246	—	—	—
Insurance Contracts	196	—	—	196
Other	—	—	—	—
Total Plan Assets	$1,819	$147	$357	$196

64	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

	Fair Value Measurements as of December 31, 2024
	Total Plan Assets	Assets at Quoted Prices in Active Markets for Identical Assets (Level 1)	Assets at Significant Observable Inputs (Level 2)	Assets at Significant Unobservable Inputs (Level 3)
Cash and Cash Equivalents
Held directly	$25	$16	$9	$—
Fixed Income
Held directly
U.S. government and municipals	112	94	18	—
U.S. corporate debt	304	—	304	—
U.S. securitized	1	—	1	—
International bonds	50	—	50	—
Held through mutual and pooled funds measured at net asset value
U.S. government and municipals	289	—	—	—
Non-U.S. securitized	69	—	—	—
International bonds	509	—	—	—
Equity
Held directly
U.S. equity	14	14	—	—
International equity	11	11	—	—
Held through mutual and pooled funds measured at net asset value
Non-U.S. equity	2	—	—	—
Global equity	218	—	—	—
Insurance Contracts	194	—	—	194
Other	(3)	(3)	—	—
Total Plan Assets	$1,795	$132	$382	$194
Futures contracts are used when appropriate to manage duration targets. As of December 31, 2025 and 2024, the U.S. plan held directly Treasury futures contracts with a total notional value of approximately $269 and $278, respectively, and an insignificant fair value. As of December 31, 2025 and 2024, the United Kingdom plan held through a pooled fund future contracts with a total notional value of approximately $501 and $418, and an insignificant fair value.
During 2025 and 2024, the plan assets did not include a significant amount of Kimberly-Clark common stock.
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

65	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

retail mutual funds, but are typically more efficient for institutional investors. The fair value of pooled funds is determined by the value of the underlying assets held by the fund and the units outstanding.
Equity securities held directly by the pension trusts and those held through units in pooled funds are monitored as to issuer and industry. Except for U.S. Treasuries, concentrations of fixed income securities are similarly monitored for concentrations by issuer and industry. As of December 31, 2025, there were no significant concentrations of equity or debt securities in any single issuer or industry.
No level 3 transfers (in or out) were made in 2025 or 2024. Fair values of insurance contracts are based on an evaluation of various factors, including purchase price.
We expect to contribute approximately $15 to our defined benefit pension plans in 2026. Over the next ten years, we expect that the following gross benefit payments will occur:

	Pension Benefits	Other Benefits
2026	$181	$51
2027	189	52
2028	184	52
2029	180	51
2030	180	48
2031-2035	872	210
Defined Contribution Pension Plans
Our 401(k) profit sharing plan and supplemental plan provide for a matching contribution of a U.S. employee's contributions and accruals, subject to predetermined limits, as well as a discretionary profit sharing contribution, in which contributions will be based on our profit performance. We also have defined contribution pension plans for certain employees outside the U.S. Costs charged to expense for our defined contribution pension plans were $143 in 2025, $158 in 2024, and $166 in 2023. Approximately 17% of these costs were for plans outside the U.S.
Note 10.    Stockholders' Equity
Net unrealized currency gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are recorded in Accumulated Other Comprehensive Income ("AOCI"). For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in AOCI rather than net income. Upon sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from AOCI and reported as part of the gain or loss on the sale or liquidation. The change in unrealized translation in 2025 was primarily due to the strengthening of various foreign currencies versus the U.S. dollar.
Also included in unrealized translation amounts are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.

66	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation		Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges
Balance as of December 31, 2022	$(2,769)		$(789)		$52		$(163)
Other comprehensive income (loss) before reclassifications	84		(57)		(9)		(153)
(Income) loss reclassified from AOCI	7	(b)	55	(a)	(4)	(a)	164	(c)
Net current period other comprehensive income (loss)	91		(2)		(13)		11
Balance as of December 31, 2023	(2,678)		(791)		39		(152)
Other comprehensive income (loss) before reclassifications	(434)		(15)		10		131
(Income) loss reclassified from AOCI	44	(b)	31	(a)	(2)	(a)	51	(c)
Net current period other comprehensive income (loss)	(390)		16		8		182
Balance as of December 31, 2024	(3,068)		(775)		47		30
Other comprehensive income (loss) before reclassifications	395		(18)		4		(140)
(Income) loss reclassified from AOCI	—		35	(a)	(4)	(a)	50	(c)
Net current period other comprehensive income (loss)	395		17		—		(90)
Balance as of December 31, 2025	$(2,673)		$(758)		$47		$(60)
(a)    Included in Nonoperating expense as part of the computation of net periodic benefits costs (see Note 9).
(b)    Included in Other (income) and expense, net as part of the charges related to the 2024 Transformation Initiative (see Note 2).
(c)    Included in Interest expense, Cost of products sold or Other (income) and expense, net, based on the income statement line that the hedged exposure affects earnings. For the year ended December 31, 2025, losses of $20 were reclassified into Income from Discontinued Operations, Net of Income Taxes due to the discontinuance of cash flow hedge accounting as a result of the IFP Transaction (see Note 13).
Included in the above defined benefit pension plans and other postretirement benefit plans balances as of December 31, 2025 is $710 and $1 of unrecognized net actuarial loss and unrecognized net prior service cost, respectively.

67	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

The changes in the components of AOCI attributable to Kimberly-Clark, including the tax effect, are as follows:

	Year Ended December 31
	2025	2024	2023
Unrealized translation	$377	$(373)	$84
Tax effect	18	(17)	7
	395	(390)	91

Defined benefit pension plans
Unrecognized net actuarial loss and transition amount
Funded status recognition	9	(26)	(49)
Amortization	44	40	39
Settlements and curtailments	4	2	35
Currency and other	(36)	6	(23)
	21	22	2
Unrecognized prior service cost/credit
Funded status recognition	—	—	3
	—	—	3
Tax effect	(4)	(6)	(7)
	17	16	(2)
Other postretirement benefit plans
Unrecognized net actuarial loss and transition amount	2	10	(18)
Tax effect	(2)	(2)	5
	—	8	(13)
Cash flow hedges
Recognition of effective portion of hedges	(181)	198	(178)
Amortization	59	69	208
Currency and other	(4)	(15)	(14)
Tax effect	36	(70)	(5)
	(90)	182	11

Change in AOCI	$322	$(184)	$87
Note 11.    Leases and Commitments
We have entered into leases for certain facilities, vehicles, material handling and other equipment. Our leases have remaining contractual terms up to 93 years, some of which include options to extend the leases for up to 99 years, and some of which include options to terminate the leases within 1 year. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Our lease costs are primarily related to facility leases for inventory warehousing and administration offices.

68	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

Lease Expense

	Year Ended December 31
	2025	2024	2023	Income Statement Classification
Operating lease expense	$141	$136	$131	Cost of products sold, Marketing, research and general expenses
Finance lease expense:
Amortization of lease assets	15	14	12	Cost of products sold
Interest on lease liabilities	3	3	2	Interest expense
Total finance lease expense	18	17	14
Variable lease expense(a)	136	132	214	Cost of products sold, Marketing, research and general expenses
Total lease expense	$295	$285	$359
(a)    Includes short-term leases, which are immaterial.
Lease Assets and Liabilities

	December 31
	2025	2024	Balance Sheet Classification
Assets
Operating lease	$369	$363	Other Assets
Finance lease	49	46	Property, Plant and Equipment, Net
Total lease assets	$418	$409
Liabilities
Current:
Operating lease	$128	$116	Accrued expenses and other current liabilities
Finance lease	13	12	Debt payable within one year
Noncurrent:
Operating lease	258	265	Other Liabilities
Finance lease	30	32	Long-Term Debt
Total lease liabilities	$429	$425
As of December 31, 2025 and 2024, accumulated amortization of finance lease assets was $36 and $28, respectively.

69	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

Maturity of Lease Liabilities

	December 31, 2025
	Operating Leases	Finance Leases	Total
2026	$146	$15	$161
2027	116	13	129
2028	69	10	79
2029	42	5	47
2030	27	3	30
Thereafter	38	5	43
Total lease payments	438	51	489
Less imputed interest	52	8	60
Present value of lease liabilities	$386	$43	$429
Supplemental Information Related to Leases
The Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. As a result, unless specifically stated, supplemental cash flow information shown below reflects Kimberly-Clark's consolidated results for all periods presented.

	Year Ended December 31
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$160	$156	$147
Finance leases	25	19	17
Lease assets obtained in exchange for new lease obligations:
Operating leases	40	74	66
Finance leases	14	23	24
Other non-cash modifications to lease assets:
Operating leases	89	39	39

Lease terms and discount rates were as follows:

	December 31, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	4.1	4.6	4.2	4.9
Weighted-average discount rate	5.8%	6.3%	4.3%	6.3%
As of December 31, 2025, we have additional operating leases that are expected to commence in 2026 and are therefore not included in the measurement of the right-of-use assets and liabilities disclosed in the table above. These leases have cumulative minimum lease commitments of approximately $186, with terms ranging from 7 to 10.5 years.
We have entered into long-term contracts for the purchase of raw materials, primarily superabsorbent materials, pulp and certain utilities. Commitments under these contracts based on current prices are $956 in 2026, $415 in 2027, $411 in 2028, $346 in 2029, $348 in 2030, and $1,387 beyond the year 2030.
Although we are primarily liable for payments on the above-mentioned leases and purchase commitments, our exposure to losses, if any, under these arrangements is not material.

70	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

Note 12.    Legal Matters
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
As previously disclosed, we have been party to certain legal proceedings relating to our former health care business, Avanos Medical, Inc. (previously Halyard Health, Inc.), including a qui tam matter and certain subpoena and document requests from the federal government. The subpoena and document requests included subpoenas from the United States Department of Justice (“DOJ”) concerning allegations of potential criminal and civil violations of federal laws, including the Food, Drug, and Cosmetic Act, in connection with the manufacturing, marketing and sale of surgical gowns by our former health care business. During the second quarter of 2025, we entered into a settlement agreement to resolve the qui tam matter which provided for a payment by us in an amount that did not materially affect our financial position, results of operations or cash flows. During the third quarter of 2025, we entered into a Deferred Prosecution Agreement (the “DPA”) with the DOJ that resolved the DOJ’s investigation. Pursuant to the DPA, the Company is responsible for making certain monetary payments that are not expected to materially affect our financial position, results of operations or cash flows.
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
As of December 31, 2025 and 2024, derivative assets were $81 and $189, respectively, and derivative liabilities were $191 and $137, respectively, primarily comprised of foreign currency exchange, interest rate and commodity price contracts. Derivative assets are recorded in Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.
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

71	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

liabilities, primarily intercompany loans and accounts payable, is hedged primarily with undesignated derivative instruments.
Derivative instruments are used to hedge a portion of forecasted cash flows denominated in foreign currencies for non-U.S. operations' purchases of raw materials, which are priced in U.S. dollars, and imports of intercompany finished goods and work-in-process inventories priced predominantly in U.S. dollars and euros. The derivative instruments used to manage these exposures are designated as cash flow hedges.
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
Fair Value Hedges
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of December 31, 2025, the aggregate notional values and carrying values of debt subject to outstanding interest rate contracts designated as fair value hedges were $425 and $405, respectively. For the years ended December 31, 2025, 2024 and 2023, gains or losses recognized in Interest expense for interest rate swaps were not material.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings. As of December 31, 2025, the aggregate notional value of outstanding foreign exchange and commodity derivative contracts designated as cash flow hedges was $2.3 billion. For the year ended December 31, 2025, we discontinued cash flow hedge accounting for certain foreign exchange and commodity instruments with a notional value of $690 because the forecasted transactions were no longer probable of occurring due to the IFP Transaction. As a result, pre-tax losses of $20 were reclassified from AOCI into Income from Discontinued Operations, Net of Income Taxes. For the years ended December 31, 2024 and 2023, no material gains or losses were reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedge accounting. As of December 31, 2025, losses expected to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income) and expense, net during the next twelve months are $21. The maximum maturity of cash flow hedges in place as of December 31, 2025 is November 2028.
Net Investment Hedges
For derivative instruments that are designated and qualify as net investment hedges, unrealized gains and losses related to changes in fair value of net investment hedges are recorded in AOCI and offset the change in the value of the net investment being hedged. As of December 31, 2025, the aggregate notional value of these instruments was $1.1 billion. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness. Interest accruals on cross-currency swap contracts are recognized in earnings within Interest expense. We amortize the forward points on foreign exchange contracts into earnings within Interest expense over the life of the hedging relationship. For the years ended December 31, 2025, 2024 and 2023, unrealized losses of $103, unrealized gains of $64, and

72	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

unrealized losses of $43, respectively, related to net investment hedge fair value changes were recorded in AOCI and no material amounts were reclassified from AOCI to Interest expense.
For the years ended December 31, 2025, 2024 and 2023 no material amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness.
Undesignated Hedging Instruments
Gains or losses on undesignated foreign exchange and commodity hedging instruments are immediately recognized in Other (income) and expense, net. For the years ended December 31, 2025, 2024 and 2023, we recognized gains of $46, losses of $49, and gains of $2, respectively. The effect on earnings from the use of these undesignated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. As of December 31, 2025, the notional amount of these undesignated derivative instruments was approximately $4.6 billion.
Note 14.    Income Taxes
The Provision for income taxes consists of the following:

	Year Ended December 31
	2025	2024	2023
Current income taxes
United States	$117	$236	$364
State	42	56	53
Other countries	226	195	252
Total	385	487	669
Deferred income taxes
United States	241	(14)	(120)
State	1	(18)	(28)
Other countries	(28)	(13)	(178)
Total	214	(45)	(326)
Total Provision for income taxes	$599	$442	$343
The components of Income from Continuing Operations Before Income Taxes and Equity Interests are as follows:

	Year Ended December 31
	2025	2024	2023
United States	$1,743	$2,194	$1,954
Other countries	309	224	(348)
Total Income from Continuing Operations Before Income Taxes and Equity Interests	$2,052	$2,418	$1,606

73	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

Deferred income tax assets and liabilities are comprised of the following:

	December 31
	2025	2024
Deferred tax assets
Pension and other postretirement benefits	$162	$169
Tax credits and loss carryforwards	712	623
Capitalized research costs	204	272
Lease liabilities	114	112
Other	423	364
	1,615	1,540
Valuation allowances	(451)	(295)
Total deferred tax assets	1,164	1,245

Deferred tax liabilities
Property, plant and equipment	851	854
Investments in subsidiaries	133	113
Goodwill	69	64
Lease assets	109	105
Other	186	203
Total deferred tax liabilities	1,348	1,339

Net deferred tax assets (liabilities)	$(184)	$(94)
Valuation allowances as of December 31, 2025 primarily relate to tax credits, capital loss carryforwards, and income tax loss carryforwards of $1.1 billion. If these items are not utilized against taxable income, $484 of the income tax loss carryforwards will expire from 2026 through 2045. The remaining $589 has no expiration date.
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

74	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

Presented below is a reconciliation of the Provision for income taxes computed at the U.S. federal statutory tax rate to the actual effective tax rate:

	Year Ended December 31
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. statutory rate applied to income from continuing operations before income taxes and equity interests	$431	21.0%	$508	21.0%	$337	21.0%
State income taxes, net of federal tax benefit(a)	34	1.7	31	1.3	25	1.6
Effect of changes in tax laws or rates enacted in the current period	119	5.8	—	—	(21)	(1.3)
Effect of Cross-Border Tax Laws
Foreign-derived intangible income	(10)	(0.5)	(19)	(0.8)	(20)	(1.2)
Other	(24)	(1.2)	15	0.6	(9)	(0.6)
Tax Credits
Research and development credits	(33)	(1.6)	(41)	(1.7)	(28)	(1.7)
Other	(8)	(0.4)	(6)	(0.2)	—	—
Changes in valuation allowances	52	2.5	(7)	(0.3)	38	2.4
Nontaxable or Nondeductible Items	12	0.6	18	0.7	5	0.3
Other Adjustments
Nigeria worthless stock deduction	—	—	(40)	(1.7)	—	—
Tax effects of the impairment of intangible assets	—	—	(9)	(0.4)	(43)	(2.7)
Other	(15)	(0.7)	(33)	(1.4)	(5)	(0.3)
Foreign tax effects	43	2.1	78	3.2	70	4.4
Changes in unrecognized tax benefits	(2)	(0.1)	(53)	(2.2)	(6)	(0.4)
Effective tax rate	$599	29.2%	$442	18.3%	$343	21.4%
Note - table may not foot due to rounding.
(a)    State taxes in California and Illinois made up greater than 50% of the 2025 tax effect in this category. State taxes in Alabama, California, Illinois, and Wisconsin made up greater than 50% of the 2024 tax effect in this category. State taxes in California, Illinois, Massachusetts, Michigan, Minnesota, New Jersey, New York, Oregon, South Carolina, Texas, and Wisconsin made up greater than 50% of the 2023 tax effect in this category.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. During the year ended December 31, 2025, we recorded incremental tax charges of approximately $145 primarily relating to a valuation allowance on current and prior year U.S. foreign tax credits. Of these total charges, approximately $96 was associated with the realizability of our prior year U.S. foreign tax credits.
As of December 31, 2025, deferred taxes have been recorded on $1.2 billion of earnings of foreign consolidated subsidiaries expected to be repatriated. We do not intend to distribute any remaining foreign earnings and therefore have not recorded deferred taxes for foreign and U.S. income taxes on such earnings. Any additional taxes due with respect to such previously-taxed foreign earnings, if repatriated, would generally be limited to foreign and U.S. state income taxes.
We consider any excess of the amount for financial reporting over the tax basis in our foreign subsidiaries to be indefinitely reinvested. The determination of deferred tax liabilities on the amount of financial reporting over tax basis or the remaining foreign earnings is not practicable.

75	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

Presented below is a reconciliation of the beginning and ending amounts of unrecognized income tax benefits:

	2025	2024	2023
Balance as of January 1	$528	$579	$479
Gross increases for tax positions of prior years	42	61	38
Gross decreases for tax positions of prior years	(20)	(113)	(13)
Gross increases for tax positions of the current year	35	50	109
Settlements	(38)	(32)	(26)
Other	(2)	(17)	(8)
Balance as of December 31	$545	$528	$579
Of the amounts recorded as unrecognized income tax benefits as of December 31, 2025, $470 would reduce our effective tax rate if recognized.
We recognize accrued interest and penalties related to unrecognized income tax benefits in Provision for income taxes. The net impact of interest and penalties for the years ended December 31, 2025, 2024, and 2023 was not significant. Total accrued penalties and net accrued interest was $59 and $54 as of December 31, 2025 and 2024, respectively.
As of December 31, 2025, the following tax years remain subject to examination for the major jurisdictions where we conduct business:

Jurisdiction	Years
United States	2021	to	2025
Brazil	2020	to	2025
China	2015	to	2025
South Korea	2021	to	2025
Our originally filed U.S. federal income tax returns have been audited through 2020; we filed an amended U.S. federal income tax return for 2016, which remains open to examination.
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
The Brazilian tax authority, Secretaria da Receita Federal do Brasil ("RFB"), concluded an audit for the taxable periods from 2008-2013. This audit included a review of our determinations of amortization of certain goodwill arising from prior acquisitions in Brazil, and the RFB has proposed adjustments that effectively eliminate the goodwill amortization benefits related to these transactions. Administrative appeals have been exhausted with a partial favorable decision for our position, and the remaining dispute is in the judicial phase. Based upon the matters that remain in dispute, the amount of the proposed tax and penalty adjustments is approximately $45 as of December 31, 2025 (translated at the December 31, 2025 currency exchange rate). The amount ultimately in dispute will be significantly greater because of interest. The first instance judge has issued a decision in our favor, finding that our amortization of the goodwill at issue was valid; however, an appeal is pending and final resolution of this matter is expected to take a number of years.
As part of the tax audit of our U.S. federal income tax returns for the taxable years ended December 31, 2017 and 2018, the U.S. Internal Revenue Service issued an adjustment that would increase the amount of the one-time transition tax on certain undistributed earnings of foreign subsidiaries owed by us. We believe we have adequate reserves and meritorious defenses and intend to vigorously defend against the assessment; however, it could take a number of years to reach resolution of this matter.

76	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

As part of the tax audit of our U.S. federal income tax returns for the taxable years ended December 31, 2019 and 2020, the U.S. Internal Revenue Service proposed an adjustment that would increase the amount of U.S. income tax on distributions made by minority owned foreign affiliates. We believe we have meritorious defenses and intend to vigorously defend against the proposed adjustment and have therefore not recorded a reserve; however, it could take a number of years to reach resolution of this matter.
Income taxes paid, net of refunds, are as follows:

	Year Ended December 31
	2025	2024	2023
U.S. Federal	$175	$260	$346
U.S. State	25	48	15
Foreign	297	279	287
Total	$497	$587	$648
Income taxes paid, net of refunds exceeded 5 percent of total income taxes paid, net of refunds, in the following jurisdictions:

	Year Ended December 31
	2025	2024	2023
Foreign
Australia	$39	$31	$ *
China	52	42	51
Korea	44	41	46
*Jurisdiction below the threshold for the period presented.

77	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

Note 15.    Earnings Per Share
Basic and diluted earnings per share ("EPS") were calculated as follows:

	Year Ended December 31
(In millions, except per share amounts)	2025	2024	2023
Income from Continuing Operations	$1,649	$2,192	$1,459
Less: Net income attributable to noncontrolling interests	(28)	(33)	—
Income from Continuing Operations Attributable to Kimberly-Clark Corporation	1,621	2,159	1,459
Income from Discontinued Operations, Net of Income Taxes	400	386	305
Net Income Attributable to Kimberly-Clark Corporation	$2,021	$2,545	$1,764

Weighted-Average Common Shares
Basic	331.9	335.6	337.8
Dilutive effect of stock options and RSU awards	1.3	1.4	1.0
Diluted	333.2	337.0	338.8

Basic:
Continuing operations	$4.88	$6.43	$4.32
Discontinued operations	1.21	1.15	0.90
Basic Earnings per Share	$6.09	$7.58	$5.22

Diluted:
Continuing operations	$4.86	$6.41	$4.31
Discontinued operations	1.21	1.14	0.90
Diluted Earnings per Share	$6.07	$7.55	$5.21
We use the treasury stock method to calculate the dilutive effect of our outstanding stock-based awards. Options outstanding not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares were 1.9 million in 2025, 1.2 million in 2024 and 2.7 million in 2023. The number of common shares outstanding as of December 31, 2025, 2024 and 2023 was 331.9 million, 331.8 million and 337.0 million, respectively.

78	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

Note 16.    Segment Reporting
The Company's continuing operations are organized by operating segments aggregated into two reportable segments defined by geographic region: North America ("NA") and International Personal Care ("IPC").
These segments differ from those used in prior periods due to the following changes:
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

79	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

The tables below present net sales and the significant expense categories that are included in Segment Operating Profit and regularly provided to our CODM:

	Year Ended December 31, 2025
	NA	IPC	Total
Segment Net Sales	$10,753	$5,694	$16,447
Corporate & Other			—
Total Net Sales			$16,447

Cost of Products Sold	$6,452	$3,781	$10,233
Advertising and Promotion Expense	719	391	1,110
Research, Selling and General Expense	1,029	718	1,747
Other (Income) and Expense, net(a)	—	8	8
Segment Operating Profit	$2,553	$796	$3,349
Corporate & Other			(998)
Total Operating Profit			$2,351

	Year Ended December 31, 2024
	NA	IPC	Total
Segment Net Sales	$11,017	$5,743	$16,760
Corporate & Other			45
Total Net Sales			$16,805

Cost of Products Sold	$6,518	$3,755	$10,273
Advertising and Promotion Expense	806	416	1,222
Research, Selling and General Expense	1,151	733	1,884
Other (Income) and Expense, net(a)	—	13	13
Segment Operating Profit	$2,542	$826	$3,368
Corporate & Other			(668)
Total Operating Profit			$2,700

	Year Ended December 31, 2023
	NA	IPC	Total
Segment Net Sales	$10,996	$5,940	$16,936
Corporate & Other			210
Total Net Sales			$17,146

Cost of Products Sold	$6,608	$4,012	$10,620
Advertising and Promotion Expense	739	400	1,139
Research, Selling and General Expense	1,135	759	1,894
Other (Income) and Expense, net(a)	—	96	96
Segment Operating Profit	$2,514	$673	$3,187
Corporate & Other			(1,259)
Total Operating Profit			$1,928
(a)Other (income) and expense, net primarily includes the effects of changes in exchange rates on monetary assets and liabilities for subsidiaries where we have adopted highly inflationary accounting.

80	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

Depreciation and amortization expense by segment:

	Year Ended December 31
	2025	2024	2023
NA	$481	$440	$430
IPC	247	200	205
Total Segment Depreciation and Amortization	728	640	635
Corporate & Other	9	8	3
Total(a)	$737	$648	$638
(a)    Excludes discontinued operations. See Note 3 for depreciation and amortization of discontinued operations.
Capital spending by segment:

	Year Ended December 31
	2025	2024	2023
NA	$714	$443	$455
IPC	157	157	196
Total Segment Capital Spending	871	600	651
Corporate & Other	149	5	15
Total(a)	$1,020	$605	$666
(a)    Excludes discontinued operations. See Note 3 for capital spending of discontinued operations.
Sales of Principal Products:

	Year Ended December 31
	2025	2024	2023
Baby and Child Care	$6,773	$7,056	$7,054
Family Care	4,056	3,928	4,024
Professional	1,841	2,152	2,385
Adult Care	1,947	1,864	1,809
Feminine Care	1,706	1,721	1,787
All Other	124	84	87
Total	$16,447	$16,805	$17,146
Net sales in the U.S. to third parties totaled $10.1 billion in 2025 and $10.4 billion in 2024 and 2023. No other individual country's net sales exceed 10% of net sales from continuing operations.
Net sales to Walmart Inc. as a percent of our net sales from continuing operations were approximately 16% in 2025 and 2024 and 15% in 2023. Net sales to Walmart Inc. were primarily in the NA segment.
Note 17.    Supplemental Data
Supplemental Income Statement Data

	Year Ended December 31
	2025	2024	2023
Advertising expense	$1,020	$1,122	$1,026
Research expense	326	328	303

81	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

Equity Companies' Data

	Net Sales	Gross Profit	Operating Profit	Net Income	Corporation’s Share of Net Income
2025	$3,017	$932	$644	$410	$196
2024	3,180	1,063	727	451	216
2023	3,135	1,003	683	410	196
	Current Assets	Non-Current Assets	Current Liabilities	Non-Current Liabilities	Stockholders’ Equity
2025	$1,390	$1,315	$923	$1,287	$495
2024	1,536	1,135	1,050	1,177	444
2023	1,974	1,362	1,175	1,687	474
Equity companies are accounted for under the equity method of accounting and are principally engaged in the manufacture and sale of products similar to those produced by the Company. As of December 31, 2025, our ownership interest in Kimberly-Clark de Mexico, S.A.B. de C.V. and subsidiaries ("KCM") was 47.9%. KCM is partially owned by the public, and its stock is publicly traded in Mexico. As of December 31, 2025, our investment in this equity company was $266, and the estimated fair value of the investment was $2.9 billion based on the market price of publicly traded shares. Our other equity ownership interests are not significant to our Consolidated Financial Statements.
As of December 31, 2025, undistributed net income of equity companies included in consolidated retained earnings was $1.2 billion.
Supplemental Balance Sheet Data

	December 31
Summary of Accounts Receivable, Net	2025	2024
From customers	$1,783	$1,650
Other	154	126
Less allowance for doubtful accounts and sales discounts	(45)	(48)
Total	$1,892	$1,728

	December 31
	2025			2024
Summary of Inventories by Major Class	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$114	$197	$311	$122	$201	$323
Work in process	111	38	149	116	32	148
Finished goods	484	468	952	510	428	938
Supplies and other	—	254	254	—	243	243
	709	957	1,666	748	904	1,652
Excess of FIFO or weighted-average cost over LIFO cost	(191)	—	(191)	(200)	—	(200)
Total	$518	$957	$1,475	$548	$904	$1,452
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.

82	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

	December 31
Summary of Other Current Assets	2025	2024
Prepaid expenses	$304	$292
Time deposits	86	171
Derivative assets	52	114
Other	93	117
Total	$535	$694

	December 31
Summary of Property, Plant and Equipment, Net	2025	2024
Land	$134	$110
Buildings	2,354	2,314
Machinery and equipment	12,820	12,498
Construction in progress	1,201	780
	16,509	15,702
Less accumulated depreciation	(9,734)	(9,418)
Total	$6,775	$6,284
Property, plant and equipment, net in the U.S. as of December 31, 2025 and 2024 was $4.9 billion and $4.4 billion, respectively. Depreciation expense was $735, $641 and $627 for the years ended December 31, 2025, 2024 and 2023, respectively.

	December 31
Summary of Accrued Expenses and Other Current Liabilities	2025	2024
Accrued advertising and promotion	$459	$486
Accrued salaries and wages	284	394
Accrued rebates	195	204
Accrued taxes - income and other	249	253
Operating leases	128	116
2024 Transformation Initiative liabilities	62	130
Accrued interest	91	99
Derivative liabilities	96	82
Other	324	327
Total	$1,888	$2,091

83	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

Supplemental Cash Flow Statement Data
The Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. As a result, supplemental cash flow data shown below reflects Kimberly Clark's consolidated results for all periods presented.

Summary of Cash Flow Effects of Operating Working Capital	Year Ended December 31
	2025	2024	2023
Accounts receivable	$(58)	$48	$127
Inventories	70	10	290
Trade accounts payable	(147)	179	(109)
Accrued expenses	(325)	106	125
Accrued income taxes	(143)	(110)	122
Derivatives	(41)	79	(15)
Currency and other	141	(134)	42
Total	$(503)	$178	$582

	Year Ended December 31
Other Cash Flow Data	2025	2024	2023
Interest paid	$248	$268	$277
Supplier Finance Program
We have a supplier finance program managed through two global financial institutions under which we agree to pay the financial institutions the stated amount of confirmed invoices from our participating suppliers on the invoice due date. We, or the global financial institutions, may terminate our agreements at any time upon 30 days written notice. The global financial institutions may terminate our agreements at any time upon three days written notice in the event there are insufficient funds available for disbursement. We do not provide any forms of guarantees under these agreements. Supplier participation in the program is solely up to the supplier, and the participating suppliers negotiate their arrangements directly with the global financial institutions. We have no economic interest in a supplier’s decision to participate in the program, and their participation has no bearing on our payment terms or amounts due. The payment terms that we have with our suppliers under this program generally range from 75 to 180 days and are considered commercially reasonable. The outstanding amount related to the suppliers participating in this program was $1.1 billion and $1.0 billion as of December 31, 2025 and 2024, of which $184 and $185, respectively, are reported as discontinued operations. Amounts are recorded within Trade accounts payable and Current liabilities of discontinued operations.
The rollforward of the Company's outstanding obligations confirmed as valid under its supplier finance program are as follows:

	Year Ended December 31
	2025	2024
Confirmed obligations outstanding at the beginning of the year	$1,004	$960
Invoices confirmed during the year	3,239	3,033
Confirmed invoices paid during the year	(3,184)	(2,989)
Currency and other	(2)	—
Confirmed obligations outstanding at the end of the year	$1,057	$1,004

84	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

Note 18.    Quarterly Financial Data (Unaudited)
As discussed in Note 1, as a result of the IFP Transaction, the results of the IFP Business are reported as discontinued operations. The following tables provide unaudited summarized financial information based on our Consolidated Financial Statements after giving effect to the reporting of the IFP Business as discontinued operations for each quarter of fiscal year 2025 and 2024.

	2025
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$4,054	$4,163	$4,150	$4,080
Gross Profit	1,509	1,456	1,493	1,465
Income from Continuing Operations	470	444	344	391
Income from Discontinued Operations, Net of Income Taxes	103	68	110	119
Net Income Attributable to Kimberly-Clark Corporation	567	509	446	499
Earnings Per Share - Basic:
Continuing operations	$1.40	$1.33	$1.01	$1.14
Discontinued operations	0.31	0.20	0.33	0.36
Basic Earnings per Share	$1.71	$1.53	$1.34	$1.50
Earnings Per Share - Diluted:
Continuing operations	$1.39	$1.33	$1.01	$1.14
Discontinued operations	0.31	0.20	0.33	0.36
Diluted Earnings per Share	$1.70	$1.53	$1.34	$1.50

	2024
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$4,326	$4,231	$4,144	$4,104
Gross Profit	1,686	1,594	1,564	1,445
Income from Continuing Operations	556	464	823	349
Income from Discontinued Operations, Net of Income Taxes	102	89	92	103
Net Income Attributable to Kimberly-Clark Corporation	647	544	907	447
Earnings Per Share - Basic:
Continuing operations	$1.62	$1.35	$2.43	$1.03
Discontinued operations	0.30	0.26	0.27	0.31
Basic Earnings per Share	$1.92	$1.61	$2.70	$1.34
Earnings Per Share - Diluted:
Continuing operations	$1.61	$1.35	$2.42	$1.03
Discontinued operations	0.30	0.26	0.27	0.31
Diluted Earnings per Share	$1.91	$1.61	$2.69	$1.34

85	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Kimberly-Clark Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kimberly-Clark Corporation and subsidiaries (the "Corporation") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the financial statement schedules listed in the Table of Contents at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2026, expressed an unqualified opinion on the Corporation's internal control over financial reporting.
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
Sales Incentives and Trade Promotion Allowances — Refer to Note 1 to the Financial Statements
Critical Audit Matter Description
The Corporation utilizes various trade promotion programs globally. The cost of promotion activities is classified as a reduction in sales revenue and can result in a period of time between the date the customer earns a promotion and the date the customer claims the promotion. The Corporation records an estimate for trade promotions using customer sales associated with valid promotion events, actual promotion claims, and forecasted information about amounts earned by the customer but not yet claimed.
We identified the reductions to revenue associated with trade promotions and the related accrual as a critical audit matter because of the complexity of the Corporation’s processes related to trade promotions, volume of trade

86	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

promotion programs, and the subjectivity of estimating future customer claims. This required an extensive audit effort due to the complexity and subjectivity of estimating future customer claims.
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
•We evaluated trade promotion transactions using either substantive analytical procedures or by evaluating individual transactions. When analytical procedures were performed, we developed an expectation for reduction in revenue associated with trade promotions based on the relationship with gross sales adjusted for changes in data, if warranted. These adjustments to our expectation may consist of changes in product mix, sales margin, or inflation, and are compared to the recorded amount. When individual promotion transactions were evaluated, we obtained evidence of the promotion agreement with the customer and the amounts of the promotions earned.
•We evaluated management’s ability to estimate future promotion claims by comparing actual promotion claims to management’s historical estimates.
•We evaluated the reasonableness of management’s estimate of future promotion claims by testing the underlying data related to (1) customer sales associated with valid promotion events, (2) actual promotion claims, and (3) forecasted information.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 12, 2026
We have served as the Corporation’s auditor since 1928.

87	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2025, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2025, our internal control over financial reporting is effective.
Deloitte & Touche LLP has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, and has expressed an unqualified opinion in their report, which appears in this report.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Kimberly-Clark Corporation:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Kimberly-Clark Corporation and subsidiaries (the “Corporation”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the

88	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

Corporation and our report dated February 12, 2026, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Dallas, Texas
February 12, 2026

ITEM 9B.    OTHER INFORMATION
(b)Our directors and officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the quarter ended December 31, 2025, no such plans or other arrangements were adopted or terminated.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

89	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following sections of our Proxy Statement for the 2026 Annual Meeting of Stockholders (the "2026 Proxy Statement") are incorporated in this Item 10 by reference:
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
ITEM 11.    EXECUTIVE COMPENSATION
The information in the sections of our 2026 Proxy Statement captioned "Compensation Discussion and Analysis," "Compensation Tables," "Director Compensation," "Corporate Governance - Compensation Committee Interlocks and Insider Participation," "Other Information - CEO Pay Ratio Disclosure" and "Other Information - Pay Versus Performance" is incorporated in this Item 11 by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the sections of our 2026 Proxy Statement captioned "Compensation Tables - Equity Compensation Plan Information" and "Other Information - Security Ownership Information" is incorporated in this Item 12 by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the sections of our 2026 Proxy Statement captioned "Other Information - Transactions with Related Persons" and "Corporate Governance - Director Independence" is incorporated in this Item 13 by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES (Deloitte & Touche LLP, PCAOB ID 34)
The information in the sections of our 2026 Proxy Statement captioned "Principal Accounting Firm Fees" and "Audit Committee Approval of Audit and Non-Audit Services" under "Proposal 2. Ratification of Auditor" is incorporated in this Item 14 by reference.

90	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

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
3.Exhibits

Exhibit No. (2)a.
Agreement and Plan of Merger, dated as of November 2, 2025, by and among Kenvue Inc., Kimberly-Clark Corporation, Vesta Sub I, Inc. and Vesta Sub II, LLC, incorporated by reference to Exhibit No. 2.1 of the Corporation's Current Report on Form 8-K filed on November 3, 2025.**

Exhibit No. (3)a.	Amended and Restated Certificate of Incorporation of Kimberly-Clark Corporation, incorporated by reference to Exhibit No. (3)a of the Corporation's Current Report on Form 8-K filed on May 2, 2024.

Exhibit No. (3)b.	By-Laws, as amended May 19, 2025, incorporated by reference to Exhibit No. (3)b of the Corporation's Current Report on Form 8-K filed on May 19, 2025.

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

Exhibit No. (4)e.	Copies of instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission on request.

91	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

Exhibit No. (4)f.	Description of the Corporation's Common Stock, incorporated by reference to Exhibit No. (4)f of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023.

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

Exhibit No. (10)j.	Kimberly-Clark Corporation Supplemental Retirement 401(k) and Profit Sharing Plan, as amended and restated effective January 1, 2026, filed herewith.*

Exhibit No. (10)k.	2021 Outside Directors' Compensation Plan effective April 29, 2021, incorporated by reference to Exhibit No. (10)k of the Corporation's Current Report on Form 8-K filed on April 29, 2021.*

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

92	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

Exhibit No. (10)n.
Form of Award Agreements under 2021 Equity Participation Plan for Nonqualified Stock Options, incorporated by reference to Exhibit No. (10)n of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.*

Exhibit No. (10)o.	2021 Equity Participation Plan effective April 29, 2021, incorporated by reference to Exhibit No. (10)o of the Corporation's Current Report on Form 8-K filed on April 29, 2021.*

Exhibit No. (10)p.	Severance Pay Plan, as amended and restated effective August 25, 2025, filed herewith.*

Exhibit No. (10)q.
Form of Award Agreements under 2021 Equity Participation Plan for Performance Restricted Stock Units, incorporated by reference to Exhibit No. (10)q of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.*

Exhibit No. (10)r.
Form of Award Agreements under 2021 Equity Participation Plan for Off-Cycle Time-Vested Restricted Stock Units, incorporated by reference to Exhibit No. (10)r of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.*

Exhibit No. (10)s.
First Amendment to 2011 Equity Participation Plan, effective February 12, 2020, incorporated by reference to Exhibit No. (10)s of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.*

Exhibit No. (10)t.
Form of Award Agreements under 2021 Equity Participation Plan for Annual Time-Vested Restricted Stock Units, incorporated by reference to Exhibit No. (10)t of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.*

Exhibit No. (10)u.
Equity and Asset Purchase Agreement, dated as of June 4, 2025, by and among Kimberly-Clark Corporation, as the Seller, Kimberly-Clark IFP Newco B.V., as the Company, and Suzano International Holding B.V., as the Buyer, incorporated by reference to Exhibit No. (10)u of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.*

Exhibit No. (19).
Kimberly-Clark Corporation Insider Trading Policy, effective October 25, 2024, incorporated by reference to Exhibit 19 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024.

Exhibit No. (21).	Subsidiaries of the Corporation, filed herewith.

Exhibit No. (23).	Consent of Independent Registered Public Accounting Firm, filed herewith.

Exhibit No. (24).	Powers of Attorney, filed herewith.

Exhibit No. (31)a.	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

Exhibit No. (31)b.	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), filed herewith.

Exhibit No. (32)a.	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

93	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

Exhibit No. (32)b.	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, furnished herewith.

Exhibit No. (97)a.	Executive Officer Incentive Compensation Recovery Policy, incorporated by reference to Exhibit No. (97)a of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023.

Exhibit No. (101).INS	XBRL Instance Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit No. (101).SCH	XBRL Taxonomy Extension Schema Document

Exhibit No. (101).CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No. (101).DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No. (101).LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No. (101).PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit No. (104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*A management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

**The schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Corporation agrees to furnish a supplemental copy of such schedules to the Securities and Exchange Commission upon its request.

ITEM 16.     FORM 10-K SUMMARY
None.

94	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBERLY-CLARK CORPORATION

February 12, 2026	By:	/s/ Andrew Scribner
Andrew Scribner Vice President and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael D. Hsu	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2026
Michael D. Hsu

/s/ Nelson Urdaneta	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2026
Nelson Urdaneta

/s/ Andrew Scribner	Vice President and Controller (Principal Accounting Officer)	February 12, 2026
Andrew Scribner

Directors

Sylvia M. Burwell	Sherilyn S. McCoy
John W. Culver	Christa S. Quarles
Mae C. Jemison	Jaime A. Ramirez
Deeptha Khanna	Joseph Romanelli
S. Todd Maclin	Dunia A. Shive
Deirdre A. Mahlan	Mark T. Smucker

By:	/s/ Andrew Scribner	February 12, 2026
Andrew Scribner Attorney-in-Fact

95	KIMBERLY-CLARK CORPORATION - 2025 Annual Report

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(In millions)

Description	Balance at Beginning Of Period	Additions		Deductions
		Charged to Costs and Expenses	Charged to Other Accounts(a)	Write-Offs and Reclassifications		Balance at End of Period
December 31, 2025
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$29	$1	$1	$4	(b)	$27
Allowances for sales discounts	19	250	(10)	241	(c)	18
December 31, 2024
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$52	$(6)	$(4)	$13	(b)	$29
Allowances for sales discounts	19	250	(7)	243	(c)	19
December 31, 2023
Allowances deducted from assets to which they apply
Allowance for doubtful accounts	$40	$15	$3	$6	(b)	$52
Allowances for sales discounts	17	248	(4)	242	(c)	19
(a)Includes bad debt recoveries and the effects of changes in foreign currency exchange rates.
(b)Primarily uncollectible receivables written off.
(c)Sales discounts allowed.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(a)	Balance at End of Period
December 31, 2025
Deferred taxes
Valuation allowance	$295	$154	$—	$(2)	$451
December 31, 2024
Deferred taxes
Valuation allowance	$298	$8	$—	$11	$295
December 31, 2023
Deferred taxes
Valuation allowance	$296	$46	$—	$44	$298
(a)Represents the net currency effects of translating valuation allowances at current rates of exchange and benefits recognized to Other Comprehensive Income.

96	KIMBERLY-CLARK CORPORATION - 2025 Annual Report