Form 10-Q
period 2026-03-31
KIMBERLY CLARK CORP
filed 2026-04-28
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of April 21, 2026, there were 331,940,357 shares of the Corporation's common stock outstanding.

PART I     FINANCIAL INFORMATION
Item 1.    Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31
(In millions, except per share amounts)	2026	2025
Net Sales	$4,163	$4,054
Cost of products sold	2,629	2,545
Gross Profit	1,534	1,509
Marketing, research and general expenses	920	855
Other (income) and expense, net	(139)	23
Operating Profit	753	631
Nonoperating expense	(15)	(17)
Interest income	5	7
Interest expense	(58)	(64)
Income from Continuing Operations Before Income Taxes and Equity Interests	685	557
Provision for income taxes	(164)	(131)
Income from Continuing Operations Before Equity Interests	521	426
Share of net income of equity companies	53	44
Income from Continuing Operations	574	470
Income from Discontinued Operations, Net of Income Taxes	101	103
Net Income	675	573
Net income attributable to noncontrolling interests	(10)	(6)
Net Income Attributable to Kimberly-Clark Corporation	$665	$567

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic:
Continuing operations	$1.70	$1.40
Discontinued operations	0.30	0.31
Basic Earnings per Share	$2.00	$1.71

Diluted:
Continuing operations	$1.70	$1.39
Discontinued operations	0.30	0.31
Diluted Earnings per Share	$2.00	$1.70
See Notes to the Unaudited Interim Condensed Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
(In millions)	2026	2025
Net Income	$675	$573
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	(33)	148
Employee postretirement benefits	14	(4)
Cash flow hedges	48	(13)
Total Other Comprehensive Income (Loss), Net of Tax	29	131
Comprehensive Income	704	704
Comprehensive income attributable to noncontrolling interests	(7)	(6)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$697	$698
See Notes to the Unaudited Interim Condensed Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except par value)	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$542	$688
Accounts receivable, net	2,001	1,892
Inventories	1,479	1,475
Other current assets	547	535
Current assets of discontinued operations	722	720
Total Current Assets	5,291	5,310
Property, Plant and Equipment, Net	6,833	6,775
Investments in Equity Companies	383	330
Goodwill	1,840	1,839
Other Intangible Assets, Net	76	77
Other Assets	1,058	1,062
Non-current Assets of Discontinued Operations	1,703	1,705
TOTAL ASSETS	$17,184	$17,098

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$609	$694
Trade accounts payable	3,245	3,388
Accrued expenses and other current liabilities	1,903	1,888
Dividends payable	422	415
Current liabilities of discontinued operations	724	740
Total Current Liabilities	6,903	7,125
Long-Term Debt	6,475	6,474
Non-current Employee Benefits	598	605
Deferred Income Taxes	500	445
Other Liabilities	623	646
Non-current Liabilities of Discontinued Operations	149	151
Redeemable Preferred Securities of Subsidiaries	22	22
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1,200.0 million shares; issued 378.6 million shares as of March 31, 2026 and December 31, 2025	473	473
Additional paid-in capital	867	849
Common stock held in treasury, at cost - 46.7 million shares as of March 31, 2026 and December 31, 2025	(5,982)	(5,987)
Retained earnings	9,850	9,611
Accumulated other comprehensive income (loss)	(3,412)	(3,444)
Total Kimberly-Clark Corporation Stockholders' Equity	1,796	1,502
Noncontrolling Interests	118	128
Total Stockholders' Equity	1,914	1,630
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,184	$17,098
See Notes to the Unaudited Interim Condensed Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2026
(In millions, except per share amounts. Shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2025	378,597	$473	$849	46,699	$(5,987)	$9,611	$(3,444)	$128	$1,630
Net income in stockholders' equity(a)	—	—	—	—	—	665	—	9	674
Other comprehensive income, net of tax(a)	—	—	—	—	—	—	32	(4)	28
Stock-based awards exercised or vested	—	—	(5)	(28)	4	—	—	—	(1)
Repurchases of common stock	—	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	23	—	—	—	—	—	23
Dividends declared ($1.28 per share)	—	—	—	—	—	(425)	—	(14)	(439)
Other	—	—	—	—	1	(1)	—	(1)	(1)
Balance as of March 31, 2026	378,597	$473	$867	46,671	$(5,982)	$9,850	$(3,412)	$118	$1,914
(a)    Excludes redeemable interests' share.

	Three Months Ended March 31, 2025
(In millions, except per share amounts. Shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2024	378,597	$473	$862	46,798	$(5,986)	$9,257	$(3,766)	$135	$975
Net income in stockholders' equity(a)	—	—	—	—	—	567	—	6	573
Other comprehensive income, net of tax(a)	—	—	—	—	—	—	131	—	131
Stock-based awards exercised or vested	—	—	(53)	(526)	63	—	—	—	10
Repurchases of common stock	—	—	—	458	(62)	—	—	—	(62)
Recognition of stock-based compensation	—	—	31	—	—	—	—	—	31
Dividends declared ($1.26 per share)	—	—	—	—	—	(418)	—	(18)	(436)
Other	—	—	2	—	—	—	—	—	2
Balance as of March 31, 2025	378,597	$473	$842	46,730	$(5,985)	$9,406	$(3,635)	$123	$1,224
(a)    Excludes redeemable interests' share.

See Notes to the Unaudited Interim Condensed Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
(In millions)	2026	2025
Operating Activities
Net income	$675	$573
Depreciation and amortization	193	218
Stock-based compensation	23	32
Deferred income taxes	36	7
Net (gains) losses on asset and business dispositions	(19)	10
Equity companies' earnings (in excess of) less than dividends paid	(53)	(39)
Operating working capital	(116)	(476)
Postretirement benefits	(3)	3
Other	9	(1)
Cash Provided by Operations	745	327
Investing Activities
Capital spending	(424)	(204)
Proceeds from asset and business dispositions	27	—
Investments in time deposits	(50)	(99)
Maturities of time deposits	83	186
Other	9	(2)
Cash Used for Investing	(355)	(119)
Financing Activities
Cash dividends paid	(418)	(405)
Change in short-term debt	313	45
Debt repayments	(400)	(250)
Proceeds from exercise of stock options	—	30
Repurchases of common stock	—	(61)
Cash dividends paid to noncontrolling interests	(15)	(18)
Other	(7)	(24)
Cash Used for Financing	(527)	(683)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5)	17
Change in Cash and Cash Equivalents	(142)	(458)

Cash and cash equivalents from continuing operations - beginning of period	688	1,010
Cash and cash equivalents from discontinued operations - beginning of period(a)	13	11
Cash and Cash Equivalents - Beginning of Period	701	1,021

Cash and cash equivalents from continuing operations - end of period	542	551
Cash and cash equivalents from discontinued operations - end of period(a)	17	12
Cash and Cash Equivalents - End of Period	$559	$563
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
For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2025. The terms "Corporation," "Company," "Kimberly-Clark," "K-C," "we," "our" and "us" refer to Kimberly-Clark Corporation and its consolidated subsidiaries.
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
As of July 1, 2018, we adopted highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”). The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net. As of March 31, 2026, K-C Argentina had an immaterial net peso monetary position. Net sales of K-C Argentina were approximately 1% of our net sales for the three months ended March 31, 2026 and 2025.

As of April 1, 2022, we adopted highly inflationary accounting for our subsidiary in Türkiye (“K-C Türkiye”). The effect of changes in exchange rates on lira-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net. As of March 31, 2026, K-C Türkiye had an immaterial net lira monetary position. Net sales of K-C Türkiye were less than 1% of our net sales for the three months ended March 31, 2026 and 2025.
Recently Issued Accounting Standards
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
The 2024 Transformation Initiative is expected to be completed by the end of 2026, with total costs anticipated to be approximately $1.5 billion pre-tax. Cash costs are expected to be approximately 60% of that amount, primarily related to workforce reductions and other program costs. Expected non-cash charges are primarily related to incremental depreciation and asset write-offs, including losses associated with the expected exit of certain markets. Through March 31, 2026, cumulative pre-tax charges for the 2024 Transformation Initiative were $859 ($666 after-tax).

The following charges were incurred in connection with the 2024 Transformation Initiative:

	Three Months Ended March 31
	2026	2025
Cost of products sold:
Charges for workforce reductions	$3	$14
Asset write-offs	4	—
Incremental depreciation	31	32
Other exit costs	4	7
Total	42	53
Marketing, research and general expenses:
Charges for workforce reductions	9	2
Other exit costs	21	20
Total	30	22
Other (income) and expense, net(a)	(21)	—
Nonoperating expense	—	2
Total charges(b)	51	77
Provision for income taxes	(19)	—
Net charges	32	77
Net charges related to noncontrolling interests	(1)	—
Net charges attributable to Kimberly-Clark Corporation	$31	$77
(a)Other (income) and expense, net includes gains from the sale of manufacturing facilities and associated real estate as part of the 2024 Transformation Initiative.
(b)We do not include 2024 Transformation Initiative charges within our segment operating results. Total impact of these charges to the NA segment would have been $56 for the three months ended March 31, 2026 (IPC segment amount was not material), and $27 and $20 to the NA and IPC segments, respectively, for the three months ended March 31, 2025, with the residual relating to Corporate & Other. See further discussion around our segment operating results in Note 9.
The following summarizes the 2024 Transformation Initiative liabilities activity:

Total
Liabilities as of December 31, 2025	$62
Charges for workforce reductions and other cash exit costs	37
Cash payments	(43)
Currency and other	(2)
Liabilities as of March 31, 2026	$54
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
Financial Information of Discontinued Operations
The following table presents the components of Income from Discontinued Operations, Net of Income Taxes:

	Three Months Ended March 31
	2026	2025
Net Sales	$840	$786
Cost of products sold	586	562
Gross Profit	254	224
Marketing, research and general expenses	116	86
Operating Profit	138	138
Nonoperating expense	—	(1)
Income from discontinued operations before income taxes	138	137
Provision for income taxes	(37)	(34)
Income from Discontinued Operations, Net of Income Taxes	$101	$103
As a result of the IFP Transaction, we incurred separation costs of $32 for the three months ended March 31, 2026, which are included in the reported amounts above. These costs were primarily related to external advisory, legal, accounting, contractor and other incremental costs directly related to the IFP Transaction.
The following table presents significant non-cash items and capital expenditures of discontinued operations:

	Three Months Ended March 31
	2026	2025
Depreciation and Amortization	$—	$40
Capital Spending	14	25

The following table presents the components of assets and liabilities classified as discontinued operations:

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$17	$13
Accounts receivable, net	310	302
Inventories	383	383
Other current assets	12	22
Current Assets of Discontinued Operations	$722	$720

Property, Plant and Equipment, Net	$1,429	$1,425
Goodwill	177	179
Other Intangible Assets, Net	6	7
Other Assets	91	94
Non-current Assets of Discontinued Operations	$1,703	$1,705

Liabilities
Debt payable within one year	$3	$4
Trade accounts payable	488	500
Accrued expenses and other current liabilities	233	236
Current Liabilities of Discontinued Operations	$724	$740

Long-Term Debt	$17	$18
Non-current Employee Benefits	18	18
Deferred Income Taxes	34	32
Other Liabilities	80	83
Non-current Liabilities of Discontinued Operations	$149	$151
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

Note 4. Acquisitions
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
During the three months ended March 31, 2026, we incurred $48 of acquisition-related costs in connection with the Kenvue Acquisition, which are included in Marketing, research and general expenses. As of March 31, 2026 and December 31, 2025, Other current assets includes deferred share issuance costs of $6 that will be recognized in Additional paid-in capital upon issuance of the Stock Consideration discussed above.
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
During the three months ended March 31, 2026 and for the full year 2025, there were no significant transfers to or from level 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. As of March 31, 2026 and December 31, 2025, derivative assets were $135 and $81, respectively, and derivative liabilities were $175 and $191, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on the Secured Overnight Financing Rate ("SOFR") and interest rate swap curves and on commodity price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. See Note 8 for additional information on our use of derivative instruments.

Redeemable preferred securities of subsidiaries are measured on a recurring basis at their estimated redemption values, which approximate fair value. As of March 31, 2026 and December 31, 2025, the securities were valued at $22. The securities are not traded in active markets, and their measurement is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $69 and $71 as of March 31, 2026 and December 31, 2025, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in Other Assets in the Condensed Consolidated Balance Sheets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		March 31, 2026		December 31, 2025
Assets
Cash and cash equivalents(a)	1	$542	$542	$688	$688
Time deposits(b)	1	59	59	94	94
Liabilities
Short-term debt(c)	2	595	595	282	282
Long-term debt(d)	2	6,489	6,018	6,886	6,491
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

Note 6.    Earnings Per Share
Basic and diluted earnings per share ("EPS") were calculated as follows:

	Three Months Ended March 31
(In millions, except per share amounts)	2026	2025
Income from Continuing Operations	$574	$470
Less: Net income attributable to noncontrolling interests	(10)	(6)
Income from Continuing Operations Attributable to Kimberly-Clark Corporation	564	464
Income from Discontinued Operations, Net of Income Taxes	101	103
Net Income Attributable to Kimberly-Clark Corporation	$665	$567

Weighted-Average Common Shares
Basic	331.9	331.8
Dilutive effect of stock options and restricted share unit awards	1.3	1.5
Diluted	333.2	333.3

Basic:
Continuing Operations	$1.70	$1.40
Discontinued Operations	0.30	0.31
Basic Earnings per Share	$2.00	$1.71

Diluted:
Continuing Operations	$1.70	$1.39
Discontinued Operations	0.30	0.31
Diluted Earnings per Share	$2.00	$1.70
We use the treasury stock method to calculate the dilutive effect of our outstanding stock-based awards. Options outstanding not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares were 2.5 million and 1.2 million for the three months ended March 31, 2026 and 2025, respectively. The number of common shares outstanding as of March 31, 2026 and 2025 was 331.9 million.
Note 7.    Stockholders' Equity
Net unrealized currency gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are recorded in Accumulated Other Comprehensive Income ("AOCI"). For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in AOCI rather than net income. Upon sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from AOCI and reported as part of the gain or loss on the sale or liquidation. The change in unrealized translation for the three months ended March 31, 2026 was primarily due to the strengthening of the U.S. dollar versus various foreign currencies.
Also included in unrealized translation amounts are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.

The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges
Balance as of December 31, 2024	$(3,068)	$(775)		$47		$30
Other comprehensive income (loss) before reclassifications	148	(10)		(1)		(19)
(Income) loss reclassified from AOCI	—	8	(a)	(1)	(a)	6	(b)
Net current period other comprehensive income (loss)	148	(2)		(2)		(13)
Balance as of March 31, 2025	$(2,920)	$(777)		$45		$17

Balance as of December 31, 2025	$(2,673)	$(758)		$47		$(60)
Other comprehensive income (loss) before reclassifications	(28)	7		—		20
(Income) loss reclassified from AOCI	—	8	(a)	(1)	(a)	26	(b)
Net current period other comprehensive income (loss)	(28)	15		(1)		46
Balance as of March 31, 2026	$(2,701)	$(743)		$46		$(14)
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
As of March 31, 2026 and December 31, 2025, derivative assets were $135 and $81, respectively, and derivative liabilities were $175 and $191, respectively, primarily comprised of foreign currency exchange, interest rate and commodity price contracts. Derivative assets are recorded in Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.
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
Fair Value Hedges
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of March 31, 2026, the aggregate notional values and carrying values of debt subject to outstanding interest rate contracts designated as fair value hedges were $325 and $303, respectively. For the three months ended March 31, 2026 and 2025, gains or losses recognized in Interest expense for interest rate swaps were not material.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings. As of March 31, 2026, the aggregate notional value of outstanding foreign exchange and commodity derivative contracts designated as cash flow hedges was $2.1 billion. For the three months ended March 31, 2026 and 2025, no material gains or losses were reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedge accounting. As of March 31, 2026, losses expected to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income) and expense, net during the next twelve months are $5. The maximum maturity of cash flow hedges in place as of March 31, 2026 is February 2029.
Net Investment Hedges
For derivative instruments that are designated and qualify as net investment hedges, unrealized gains and losses related to changes in fair value of net investment hedges are recorded in AOCI and offset the change in the value of the net investment being hedged. As of March 31, 2026, the aggregate notional value of these instruments was $2.0 billion. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness. Interest accruals on cross-currency swap contracts are recognized in earnings within Interest expense. We amortize the forward points on foreign exchange contracts into earnings within Interest expense over the life of the hedging relationship. For the three months ended March 31, 2026 and 2025, unrealized gains of $27 and unrealized losses of $20, respectively, related to net investment hedge fair value changes were recorded in AOCI and no material amounts were reclassified from AOCI to Interest expense.
For the three months ended March 31, 2026 and 2025, no material amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness.
Undesignated Hedging Instruments
Gains or losses on undesignated foreign exchange instruments are immediately recognized in Other (income) and expense, net. For the three months ended March 31, 2026 and 2025, we recognized losses of $3 and gains of $24, respectively. The effect on earnings from the use of these undesignated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. As of March 31, 2026, the notional amount of these undesignated derivative instruments was approximately $4.6 billion.
Note 9.    Segment Reporting
The Company's continuing operations are organized by operating segments aggregated into two reportable segments defined by geographic region: North America ("NA") and International Personal Care ("IPC").
As a result of the IFP Transaction discussed in Notes 1 and 3, the results of operations and applicable assets and liabilities of the IFP Business are reported as discontinued operations in the Company's financial statements and are excluded from segment results for all periods presented. Certain operations and commercial activities of the former IFP segment retained by K-C are now reported in the NA and IPC segments. For further information about these changes, refer to our Annual Report on Form 10-K for the year ended December 31, 2025.

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
The tables below present net sales and the significant expense categories that are included in Segment Operating Profit and regularly provided to our CODM:

	Three Months Ended March 31, 2026
	NA	IPC	Total
Net Sales	$2,651	$1,512	$4,163

Cost of Products Sold	1,582	988	2,570
Advertising and Promotion Expense	187	111	298
Research, Selling and General Expense	259	168	427
Other (Income) and Expense, net(a)	—	—	—
Segment Operating Profit	$623	$245	$868
Corporate & Other			(115)
Total Operating Profit			$753

	Three Months Ended March 31, 2025
	NA	IPC	Total
Net Sales	$2,668	$1,386	$4,054

Cost of Products Sold	1,563	906	2,469
Advertising and Promotion Expense	165	105	270
Research, Selling and General Expense	262	173	435
Other (Income) and Expense, net(a)	—	1	1
Segment Operating Profit	$678	$201	$879
Corporate & Other			(248)
Total Operating Profit			$631
(a)    Other (income) and expense, net primarily includes the effects of changes in exchange rates on monetary assets and liabilities for subsidiaries where we have adopted highly inflationary accounting.

Depreciation and amortization expense by segment:

	Three Months Ended March 31
	2026	2025
NA	$144	$104
IPC	49	65
Total Segment Depreciation and Amortization	193	169
Corporate & Other	—	9
Total(a)	$193	$178
(a)    Excludes discontinued operations. See Note 3 for depreciation and amortization of discontinued operations.
Capital spending by segment:

	Three Months Ended March 31
	2026	2025
NA	$337	$143
IPC	41	36
Total Segment Capital Spending	378	179
Corporate & Other	32	—
Total(a)	$410	$179
(a)    Excludes discontinued operations. See Note 3 for capital spending of discontinued operations.
Sales of Principal Products:

	Three Months Ended March 31
	2026	2025
Baby and Child Care	$1,696	$1,637
Family Care	1,040	1,027
Professional	460	446
Adult Care	483	476
Feminine Care	451	443
All other	33	25
Total	$4,163	$4,054
Note 10.    Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	March 31, 2026			December 31, 2025
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$104	$197	$301	$114	$197	$311
Work in process	114	32	146	111	38	149
Finished goods	535	446	981	484	468	952
Supplies and other	—	251	251	—	254	254
	753	926	1,679	709	957	1,666
Excess of FIFO or weighted-average cost over LIFO cost	(200)	—	(200)	(191)	—	(191)
Total	$553	$926	$1,479	$518	$957	$1,475
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.

The following schedule presents a summary of property, plant and equipment, net:

	March 31, 2026	December 31, 2025
Land	$144	$134
Buildings	2,362	2,354
Machinery and equipment	12,917	12,820
Construction in progress	1,270	1,201
	16,693	16,509
Less accumulated depreciation	(9,860)	(9,734)
Total	$6,833	$6,775
Supplier Finance Program
We have a supplier finance program managed through two global financial institutions under which we agree to pay the financial institutions the stated amount of confirmed invoices from our participating suppliers on the invoice due date. We, or the global financial institutions, may terminate our agreements at any time upon 30 days written notice. The global financial institutions may terminate our agreements at any time upon three days written notice in the event there are insufficient funds available for disbursement. We do not provide any forms of guarantees under these agreements. Supplier participation in the program is solely up to the supplier, and the participating suppliers negotiate their arrangements directly with the global financial institutions. We have no economic interest in a supplier’s decision to participate in the program, and their participation has no bearing on our payment terms or amounts due. The payment terms that we have with our suppliers under this program generally range from 75 to 180 days and are considered commercially reasonable. The outstanding amount related to the suppliers participating in this program was $1.0 billion and $1.1 billion as of March 31, 2026 and December 31, 2025, of which $185 and $184, respectively, are reported as discontinued operations. Amounts are recorded within Trade accounts payable and Current liabilities of discontinued operations.
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This Management's Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations is intended to provide investors with an understanding of our recent performance, financial condition, cash flows and future prospects. The following MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 and the Unaudited Interim Condensed Consolidated Financial Statements and related notes contained in this Quarterly Report on Form 10-Q. Our analysis compares results for the three months ended March 31, 2026 to the same period in 2025. As discussed in the Notes to the Unaudited Interim Condensed Consolidated Financial Statements, the results and related assets and liabilities of the IFP Business are reported as discontinued operations. As a result, unless specifically stated, all discussions included below reflect continuing operations for all periods presented. Any reference to "N.M." indicates the calculation is not meaningful. Amounts are reported in millions of dollars, except per share amounts, unless otherwise noted. The following will be discussed and analyzed:
•Overview of Business and Recent Developments
•Results of Operations
•Liquidity and Capital Resources
Throughout this MD&A, we refer to financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S. ("GAAP"), and are therefore referred to as non-GAAP financial measures. We believe these measures provide our investors with additional information about our underlying results and trends, as well as insight to some of the financial measures used to evaluate management. For additional information and reconciliations to the most closely comparable financial measures presented in our Unaudited Interim Condensed Consolidated Financial Statements, which are calculated in accordance with GAAP, see "Summary of Non-GAAP Financial Measures" below.
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
Conflict in the Middle East
Ongoing geopolitical conflicts in the Middle East have led to disruptions in global energy supplies and volatility in global energy prices, including the prices for certain raw materials that are principally derived from petroleum, which may contribute to inflationary pressures, disrupt global supply chains and adversely impact consumer spending patterns. Based on preliminary analysis reflecting the current market environment and assuming oil prices remain at $100 per barrel for the remainder of the year, we estimate incremental input costs of approximately $200 (prior to consideration of mitigation actions) during the remainder of 2026. We are continuing to evaluate the evolving macroeconomic environment and our ability to mitigate the impact on our business, consolidated results of operations and financial condition.
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
During the three months ended March 31, 2026, we incurred $48 of acquisition-related costs in connection with the Kenvue Acquisition, which are included in Marketing, research and general expenses. See Item 1, Note 4 to the Unaudited Interim Condensed Consolidated Financial Statements for further details.
International Family Care and Professional ("IFP") Transaction
On June 5, 2025, we announced that the Company will form a joint venture with Suzano S.A. ("Suzano") and Suzano International Holding B.V., a wholly-owned subsidiary of Suzano ("Buyer"), comprised of substantially all the operations of the Company's former IFP segment (the "IFP Business"). At the time of closing, which is expected to take place in mid-2026 and will only take place following the satisfaction of consultation requirements and customary closing conditions, including obtaining required regulatory approvals, Buyer will acquire a 51% interest in the joint venture for a purchase price of approximately $1.7 billion, subject to certain closing adjustments set forth in the Equity and Asset Purchase Agreement, and we will retain a 49% equity interest (the "IFP Transaction"). As a result, the results of operations and applicable assets and liabilities of the IFP Business are reported as discontinued operations in the Company's financial statements for all periods presented. See Item 1, Notes 1 and 3 to the Unaudited Interim Condensed Consolidated Financial Statements for further details.
As a result of the IFP Transaction discussed above, the Company's continuing operations are now organized into two reportable segments defined by geographic region: North America ("NA") and International Personal Care ("IPC"). The results of the IFP Business are excluded from segment results for all periods presented. Segments are described in greater detail in Item 1, Note 9 to the Unaudited Interim Condensed Consolidated Financial Statements.

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
The transformation is expected to impact our organization in all major geographies, and workforce reductions are expected to be in the range of 4% to 5%. Certain actions under the 2024 Transformation Initiative are being finalized for implementation, and accounting for such actions will commence when the actions are authorized for execution. The 2024 Transformation Initiative is expected to be completed by the end of 2026. Total pre-tax savings are expected to be $3.0 billion in gross productivity; inclusive of input cost and manufacturing cost savings, and $200 in selling, general and administrative expenses. Total costs are anticipated to be approximately $1.5 billion pre-tax. Cash costs are expected to be approximately 60% of that amount, primarily related to workforce reductions and other program costs. Expected non-cash charges are primarily related to incremental depreciation and asset write-offs, including losses associated with the expected exit of certain markets. For the three months ended March 31, 2026 and 2025, total 2024 Transformation Initiative charges were $51 pre-tax ($32 after-tax) and $77 pre-tax ($77 after-tax), respectively. Through March 31, 2026, cumulative pre-tax charges for the 2024 Transformation Initiative were $859 ($666 after-tax), and approximately 90% of the total expected selling, general and administrative expense savings have been realized or approved for action program to date.
Results of Operations
Consolidated Results
Summary of Results

	Three Months Ended March 31
	2026	2025	% Change
Net Sales	$4,163	$4,054	2.7%
Gross Profit	1,534	1,509	1.7%
Operating Profit	753	631	19.3%
Provision for income taxes	(164)	(131)	25.2%
Income from Continuing Operations	574	470	22.1%
Income from Discontinued Operations, Net of Income Taxes	101	103	(1.9)%
Net Income Attributable to Kimberly-Clark Corporation	665	567	17.3%
Diluted Earnings per Share from Continuing Operations	1.70	1.39	22.3%
Diluted Earnings per Share from Discontinued Operations	0.30	0.31	(3.2)%
Adjusted Results - Continuing Operations

	Three Months Ended March 31
	2026	2025	% Change
Adjusted Gross Profit(a)	$1,576	$1,562	0.9%
Adjusted Operating Profit(a)	732	706	3.7%
Adjusted Earnings per Share(a)	1.60	1.62	(1.2)%
Adjusted Effective Tax Rate(a)	26.2%	20.7%	5.5%
(a)    Adjusted amounts are non-GAAP financial measures. See "Summary of Non-GAAP Financial Measures" below for reconciliations of our GAAP to Non-GAAP measures.

Net Sales
Drivers of the changes in net sales were:

Percent Change in Net Sales	Volume	Mix/Other	Net Price	Divestitures and Business Exits(c)	Currency Translation	Total(a)	Organic(b)
Three Months Ended	2.6	0.4	(0.5)	(1.8)	2.0	2.7	2.5
(a)    Total may not sum across due to rounding.
(b)    Represents the change in net sales excluding the impacts of currency translation and divestitures and business exits. Organic Sales Growth is a non-GAAP financial measure. See "Summary of Non-GAAP Financial Measures" below for reconciliations of our GAAP to non-GAAP measures.
(c)    Impact of the exit of the Company's private label diaper business in the United States and other exited businesses and markets in conjunction with the 2024 Transformation Initiative.
Net sales of $4.2 billion for the three months ended March 31, 2026 increased 2.7% primarily driven by organic sales growth and favorable currency impacts, partially offset by divestitures and business exits. Organic sales increased 2.5% primarily from volume gains of 2.6%.
Gross and Operating Profits
Gross profit of $1.5 billion for the three months ended March 31, 2026 increased 1.7%, while gross margin of 36.8% decreased 40 basis points. Gross margin in the current and prior year included approximately 110 basis points and 130 basis points, respectively, of charges related to the 2024 Transformation Initiative, primarily for incremental depreciation expense. Excluding these charges, adjusted gross profit was $1.6 billion, an increase of 0.9%, while adjusted gross margin was 37.9%, a decrease of 60 basis points. The decrease was primarily due to supply chain related investments and unfavorable pricing net of cost inflation, partially offset by gross productivity savings from integrated margin management of approximately $115.
Operating profit of $753 for the three months ended March 31, 2026 increased 19.3%, inclusive of charges of $51 and $48 related to the 2024 Transformation Initiative and the Kenvue Acquisition, respectively, offset by a benefit of $120 related to the settlement of insurance claims from a previous acquisition. Results in the prior year included charges of $75 related to the 2024 Transformation Initiative. Excluding these items, adjusted operating profit for the three months ended March 31, 2026 and 2025 was $732 and $706, respectively.
Drivers of the changes in adjusted operating profit were:

Percent Change in Adjusted Operating Profit	Volume	Net Price	Input Costs	Other Manufacturing Costs(a)	Currency Translation	Other(b)	Total(c)
Three Months Ended	0.4	(2.9)	(4.6)	4.7	2.5	3.6	3.7
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
Adjusted operating profit for the three months ended March 31, 2026 increased 3.7% driven by lower marketing, research and general expenses and favorable currency impacts, partially offset by impacts from divestitures and business exits of approximately 470 basis points.
Income from Continuing Operations
Income from Continuing Operations for the three months ended March 31, 2026 was $574 compared to $470 in the prior year. The increase was primarily related to the settlement of insurance claims from a previous acquisition, coupled with higher income from equity companies, partially offset by higher income tax expense.
Our share of net income of equity companies for the three months ended March 31, 2026 was $53 compared to $44 in the prior year. The increase was primarily driven by Kimberly-Clark de Mexico, S.A.B. de C.V., due to favorable foreign currency impacts and productivity savings, partially offset by higher inputs costs.
The effective tax rate for the three months ended March 31, 2026 was 23.9% compared to 23.5% in the prior year. The adjusted effective tax rate for the three months ended March 31, 2026 was 26.2% compared to 20.7% in the prior year. The increase was driven by the lapping of discrete tax benefits related to the resolution of certain tax matters in the first quarter of 2025 and a change in the US tax law effective July 2025.

Diluted earnings per share of $1.70 for the three months ended March 31, 2026 increased 22.3% reflective of the increase in income from continuing operations discussed above. Adjusted diluted earnings per share of $1.60 decreased 1.2% primarily due to the higher adjusted effective tax rate discussed above.
Income from Discontinued Operations, Net of Income Taxes
Income from discontinued operations, net of income taxes for the three months ended March 31, 2026 was $101 compared to $103 in the prior year. Current year results included pre-tax separation costs of $32 that were offset by the cessation of depreciation and amortization expense of approximately $30.
Segment Results
Drivers of the changes in segment net sales and operating profit were:

Percent Change in Segment Net Sales	Volume	Mix/Other	Net Price	Divestitures and Business Exits(c)	Currency Translation	Total(a)	Organic(b)
Three Months Ended
NA	1.9	(0.2)	—	(2.7)	0.3	(0.6)	1.8
IPC	4.1	1.4	(1.5)	—	5.2	9.1	4.0

Percent Change in Segment Operating Profit	Volume	Net Price	Input Costs	Other Manufacturing Costs(d)	Currency Translation	Other(e)	Total
Three Months Ended
NA	(1.5)	0.1	(2.3)	(0.3)	0.4	(4.5)	(8.1)
IPC	6.4	(10.6)	(8.5)	15.1	7.6	11.9	21.9
(a)    Total may not sum across due to rounding.
(b)    Represents the change in net sales excluding the impacts of currency translation and divestitures and business exits. Organic Sales Growth is a non-GAAP financial measure. See "Summary of Non-GAAP Financial Measures" below for reconciliations of our GAAP to non-GAAP measures.
(c)    Impact of the exit of the Company's private label diaper business in the United States and other exited businesses and markets in conjunction with the 2024 Transformation Initiative.
(d)    Includes net impact of productivity initiatives, product and supply chain investments and other changes in cost of products sold.
(e)    Includes impact of changes in product mix, marketing, research and general expenses and other (income) and expense, net.
North America

	Three Months Ended March 31
	2026	2025	% Change
Net Sales	$2,651	$2,668	(0.6)%
Operating Profit	623	678	(8.1)%
Net sales of $2.7 billion for the three months ended March 31, 2026 decreased 0.6%, as the exit of the private label diaper business in the US was partially offset by organic sales growth. Organic sales increased 1.8% primarily from volume gains of 1.9%, driven by Baby & Child Care, Family Care and Professional categories.
Operating profit for the three months ended March 31, 2026 of $623 decreased 8.1%, driven by impacts from divestitures and business exits (approximately 490 basis points), supply chain related investments and incremental advertising spend, partially offset by gross productivity savings.
International Personal Care

	Three Months Ended March 31
	2026	2025	% Change
Net Sales	$1,512	$1,386	9.1%
Operating Profit	245	201	21.9%
Net sales of $1.5 billion for the three months ended March 31, 2026 increased 9.1% primarily driven by favorable currency impacts of 5.2% and organic sales growth of 4.0%. Organic sales benefited from volume and mix gains of 4.1% and 1.4%, respectively, primarily in China, Indonesia, South Korea and Brazil, partially offset by lower pricing.

Operating profit for the three months ended March 31, 2026 of $245 increased 21.9% driven by gross productivity savings, volume and mix gains, favorable currency impacts and lower marketing, research and general expenses, partially offset by unfavorable pricing net of cost inflation.
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
Cash Provided by Operations
Cash provided by operations was $745 during the three months ended March 31, 2026 compared to $327 in the prior year. The increase was driven primarily by an insurance recovery associated with the settlement of claims from a previous acquisition and favorable changes in operating working capital, due in part to lower incentive payments in the current year.
Investing
Cash used for investing was $355 during the three months ended March 31, 2026 compared to $119 in the prior year, primarily reflecting higher planned capital spending. During the three months ended March 31, 2026, our capital spending was $424 compared to $204 in the prior year. We anticipate that full year capital spending will be approximately $1.3 billion, including incremental spending from the 2024 Transformation Initiative.
Financing
Cash used for financing was $527 during the three months ended March 31, 2026 compared to $683 in the prior year. This decrease was primarily due to an increase in U.S. commercial paper borrowings, partially offset by higher debt repayments in the current year. During the three months ended March 31, 2026, we did not repurchase any shares of common stock.
We issue long-term debt in the public market periodically. Proceeds from the offerings are used for general corporate purposes, including repayment of maturing debt or outstanding commercial paper indebtedness.
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other short-term debt issued by non-U.S. subsidiaries, was $595 as of March 31, 2026 (included in Debt payable within one year on the Condensed Consolidated Balance Sheets). The average month-end balance of short-term debt for the three months ended March 31, 2026 was $711. These short-term borrowings provide supplemental funding to support our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as pension contributions, dividends and income taxes.
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
In December 2025, we entered into (i) the Five-Year Revolving Credit Agreement by and among Kimberly-Clark, JPMorgan Chase Bank, N.A. (the "Bank") and the other lenders party thereto (the “New Revolving Credit Facility”) and (ii) the Delayed Draw Term Loan Credit Agreement by and among Kimberly-Clark, the Bank, and the other lenders party thereto (the “DDTL Credit Facility”). The New Revolving Credit Facility matures in December 2030 and provides for a revolving credit facility of up to $4.0 billion (which may be increased by up to $1.0 billion upon obtaining additional commitments from the then-existing or new lenders and the satisfaction of certain other conditions). Concurrently with the closing of the New Revolving Credit Facility and the DDTL Credit Facility, we terminated the commitments outstanding under our previous $750 revolving credit facility, originally set to mature in May 2026 and reduced the commitments outstanding under our existing $2.0 billion revolving credit facility, which matures in June 2028, to $1.0 billion. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2025.

As of March 31, 2026 and December 31, 2025, total debt from continuing operations was $7.1 billion and $7.2 billion, respectively.
The Organization for Economic Co-Operation and Development introduced a framework under Pillar Two which includes a 15% global minimum tax rate. Many jurisdictions in which we do business have started to enact laws implementing Pillar Two. We are monitoring these developments and currently do not believe these rules will have a material impact on our financial results.
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
Information Concerning Forward-Looking Statements
Certain matters contained in this report concerning our plans and expectations regarding the pending Kenvue Acquisition (referred to below as the "pending mergers" or the "mergers") and the pending IFP Transaction, the business outlook, including raw material, energy and other input costs, the anticipated charges and savings from the 2024 Transformation Initiative, cash flow and uses of cash, growth initiatives, innovations, marketing and other spending, net sales, anticipated currency rates and exchange risks, including the impact in Argentina and Türkiye, effective tax rate, contingencies and anticipated transactions of Kimberly-Clark, including dividends, share repurchases and pension contributions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management's expectations and beliefs concerning future events impacting Kimberly-Clark. There can be no assurance that these future events will occur as anticipated or that our results will be as estimated. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the successful completion of the mergers and the achievement of future cost savings and projected volume increases. In addition, many factors outside our control, including risks and uncertainties around the pending mergers (including the risk that the anticipated benefits and synergies of the mergers may not be realized when expected or at all, the terms and scope of the expected financing in connection with the mergers may prove to be less favorable than currently expected, that the mergers may not be completed in a timely manner or at all and the risk of litigation related to the mergers), the pending IFP Transaction (including risks related to delays or failure to complete the proposed transaction, the incurrence of significant transaction and separation costs, adverse market reactions, regulatory or legal challenges, and operational disruptions), risks that we are not able to realize the anticipated benefits of the 2024 Transformation Initiative (including risks related to disruptions to our business or operations or related to any delays in implementation), war in Ukraine (including the related responses of consumers, customers, and suppliers and sanctions issued by the U.S., the European Union, Russia or other countries), government trade or similar regulatory actions (including current and potential trade and tariff actions affecting the countries where we operate and the resulting negative impacts on our supply chain, commodity costs, and consumer spending), pandemics, epidemics, fluctuations in foreign currency exchange rates, the prices and availability of our raw materials, supply chain disruptions, disruptions in the capital and credit markets, counterparty defaults (including customers, suppliers and financial institutions with which we do business), failure to realize the expected benefits or synergies from our acquisition and disposition activity, impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing, changes in customer preferences, severe weather conditions, regional instabilities and hostilities (including the war in Iran), potential competitive pressures on selling prices for our products, energy costs, general economic and political conditions globally and in the markets in which we do business, as well as our ability to maintain key customer relationships, could affect the realization of these estimates.
The factors described under Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, or in our other SEC filings, among others, could cause our future results to differ from those expressed in any forward-looking statements made by us or on our behalf. Other factors not presently known to us or that we presently consider immaterial could also affect our business operations and financial results.
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
•Organic Sales Growth is defined as the change in Net Sales, as determined in accordance with GAAP, excluding the impacts of currency translation and divestitures and business exits.
•Adjusted Gross and Operating Profit, Adjusted Earnings per Share, and Adjusted Effective Tax Rate are defined as Gross Profit, Operating Profit, Diluted Earnings per Share, and Effective Tax Rate, respectively, as determined in accordance with GAAP, excluding the impacts of certain items that management believes do not reflect our underlying operations, and which are discussed in further detail below.
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
We use these non-GAAP financial measures to assist in comparing our performance on a consistent basis for purposes of business decision making by removing the impact of certain items that we do not believe reflect our underlying and ongoing operations. We believe that presenting these non-GAAP financial measures is useful to investors because it (i) provides investors with meaningful supplemental information regarding financial performance by excluding certain items, (ii) permits investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate historical performance, and (iii) otherwise provides supplemental information that may be useful to investors in evaluating our results. We believe that the presentation of these non-GAAP financial measures, when considered together with the corresponding GAAP financial measures and the reconciliation to those measures, provides investors with additional understanding of the factors and trends affecting our business than could be obtained absent these disclosures.
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
•Insurance Recovery – Settlement of insurance claims related to a previous acquisition.
The following table provides a reconciliation of Organic Sales Growth from continuing operations:

	Three Months Ended March 31, 2026
	Percent change vs. the prior year period
	NA	IPC	Total
Net Sales Growth	(0.6)	9.1	2.7
Currency Translation	(0.3)	(5.2)	(2.0)
Divestitures and Business Exits	2.7	—	1.8
Organic Sales Growth(a)	1.8	4.0	2.5
(a)    Table may not foot due to rounding.

The following table provides a reconciliation of Adjusted Gross Profit from continuing operations:

	Three Months Ended March 31
	2026	2025
Gross Profit	$1,534	$1,509
2024 Transformation Initiative	42	53
Adjusted Gross Profit	$1,576	$1,562
The following table provides a reconciliation of Adjusted Operating Profit from continuing operations:

	Three Months Ended March 31
	2026	2025
Operating Profit	$753	$631
2024 Transformation Initiative	51	75
Kenvue Acquisition	48	—
Insurance Recovery	(120)	—
Adjusted Operating Profit	$732	$706
The following table provides a reconciliation of Adjusted Earnings per Share from continuing operations:

	Three Months Ended March 31
	2026	2025
Diluted Earnings per Share	$1.70	$1.39
2024 Transformation Initiative	0.09	0.23
Kenvue Acquisition	0.13	—
Insurance Recovery	(0.32)	—
Adjusted Earnings per Share(a)	$1.60	$1.62
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
The following table provides a reconciliation of the continuing operations Adjusted Effective Tax Rate:

	Three Months Ended March 31
	2026		2025
	Income From Continuing Operations Before Income Taxes and Equity Interests	Provision for Income Taxes	Income From Continuing Operations Before Income Taxes and Equity Interests	Provision for Income Taxes
As Reported	$685	$(164)	$557	$(131)
2024 Transformation Initiative	51	(19)	77	—
Kenvue Acquisition	48	(5)	—	—
Insurance Recovery	(120)	14	—	—
As Adjusted	$664	$(174)	$634	$(131)

Effective Tax Rate
As Reported		23.9%		23.5%
As Adjusted		26.2%		20.7%

Item 4.    Controls and Procedures
As of March 31, 2026, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2026. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. On January 22, 2021, our Board of Directors authorized a share repurchase program that allows for the repurchase of 40 million shares in an amount not to exceed $5 billion. As of March 31, 2026, the Company has repurchased approximately 9.2 million shares and approximately 30.8 million shares remain available for repurchase under the program. No shares were repurchased during the three months ended March 31, 2026.
Item 5.    Other Information
(c)Our directors and officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2026, no such plans or other arrangements were adopted or terminated.

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
April 28, 2026