Form 10-Q
period 2026-06-30
KIMBERLY CLARK CORP
filed 2026-08-04
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of July 28, 2026, there were 332,579,038 shares of the Corporation's common stock outstanding.

PART I     FINANCIAL INFORMATION
Item 1.    Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share amounts)	2026	2025	2026	2025
Net Sales	$4,189	$4,163	$8,352	$8,217
Cost of products sold	2,586	2,707	5,215	5,252
Gross Profit	1,603	1,456	3,137	2,965
Marketing, research and general expenses	1,004	863	1,924	1,718
Other (income) and expense, net	(34)	1	(173)	24
Operating Profit	633	592	1,386	1,223
Nonoperating expense	(12)	(17)	(27)	(34)
Interest income	4	5	9	12
Interest expense	(53)	(67)	(111)	(131)
Income from Continuing Operations Before Income Taxes and Equity Interests	572	513	1,257	1,070
Provision for income taxes	(217)	(116)	(381)	(247)
Income from Continuing Operations Before Equity Interests	355	397	876	823
Share of net income of equity companies	55	47	108	91
Income from Continuing Operations	410	444	984	914
Income (Loss) from Discontinued Operations, Net of Income Taxes	(60)	68	41	171
Net Income	350	512	1,025	1,085
Net income attributable to noncontrolling interests	(5)	(3)	(15)	(9)
Net Income Attributable to Kimberly-Clark Corporation	$345	$509	$1,010	$1,076

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic:
Continuing operations	$1.22	$1.33	$2.92	$2.73
Discontinued operations	(0.18)	0.20	0.12	0.51
Basic Earnings per Share	$1.04	$1.53	$3.04	$3.24

Diluted:
Continuing operations	$1.22	$1.33	$2.91	$2.72
Discontinued operations	(0.18)	0.20	0.12	0.51
Diluted Earnings per Share	$1.04	$1.53	$3.03	$3.23
See Notes to the Unaudited Interim Condensed Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2026	2025	2026	2025
Net Income	$350	$512	$1,025	$1,085
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	25	224	(8)	372
Employee postretirement benefits	27	(5)	41	(9)
Cash flow hedges	(27)	(86)	21	(99)
Total Other Comprehensive Income (Loss), Net of Tax	25	133	54	264
Comprehensive Income	375	645	1,079	1,349
Comprehensive income attributable to noncontrolling interests	(4)	(9)	(11)	(15)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$371	$636	$1,068	$1,334
See Notes to the Unaudited Interim Condensed Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except par value)	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$956	$688
Accounts receivable, net	1,858	1,892
Inventories	1,539	1,475
Other current assets	636	535
Current assets of discontinued operations	1,365	720
Total Current Assets	6,354	5,310
Property, Plant and Equipment, Net	6,948	6,775
Investments in Equity Companies	381	330
Goodwill	1,831	1,839
Other Intangible Assets, Net	73	77
Other Assets	1,036	1,062
Non-current Assets of Discontinued Operations	1,931	1,705
TOTAL ASSETS	$18,554	$17,098

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$43	$694
Trade accounts payable	3,372	3,388
Accrued expenses and other current liabilities	2,269	1,888
Dividends payable	423	415
Current liabilities of discontinued operations	881	740
Total Current Liabilities	6,988	7,125
Long-Term Debt	6,474	6,474
Non-current Employee Benefits	561	605
Deferred Income Taxes	473	445
Other Liabilities	622	646
Non-current Liabilities of Discontinued Operations	1,540	151
Redeemable Preferred Securities of Subsidiaries	22	22
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1,200.0 million shares; issued 378.6 million shares as of June 30, 2026 and December 31, 2025	473	473
Additional paid-in capital	788	849
Common stock held in treasury, at cost - 46.0 and 46.7 million shares as of June 30, 2026 and December 31, 2025, respectively	(5,890)	(5,987)
Retained earnings	9,765	9,611
Accumulated other comprehensive income (loss)	(3,386)	(3,444)
Total Kimberly-Clark Corporation Stockholders' Equity	1,750	1,502
Noncontrolling Interests	124	128
Total Stockholders' Equity	1,874	1,630
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,554	$17,098
See Notes to the Unaudited Interim Condensed Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2026
(In millions, except per share amounts. Shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance as of March 31, 2026	378,597	$473	$867	46,671	$(5,982)	$9,850	$(3,412)	$118	$1,914
Net income in stockholders' equity(a)	—	—	—	—	—	345	—	7	352
Other comprehensive income, net of tax(a)	—	—	—	—	—	—	26	(2)	24
Stock-based awards exercised or vested	—	—	(122)	(634)	92	—	—	—	(30)
Repurchases of common stock	—	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	39	—	—	—	—	—	39
Dividends declared ($1.28 per share)	—	—	—	—	—	(426)	—	—	(426)
Other	—	—	4	—	—	(4)	—	1	1
Balance as of June 30, 2026	378,597	$473	$788	46,037	$(5,890)	$9,765	$(3,386)	$124	$1,874

	Six Months Ended June 30, 2026
(In millions, except per share amounts. Shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2025	378,597	$473	$849	46,699	$(5,987)	$9,611	$(3,444)	$128	$1,630
Net income in stockholders' equity(a)	—	—	—	—	—	1,010	—	16	1,026
Other comprehensive income, net of tax(a)	—	—	—	—	—	—	58	(6)	52
Stock-based awards exercised or vested	—	—	(127)	(662)	96	—	—	—	(31)
Repurchases of common stock	—	—	—	—	—	—	—	—	—
Recognition of stock-based compensation	—	—	62	—	—	—	—	—	62
Dividends declared ($2.56 per share)	—	—	—	—	—	(851)	—	(14)	(865)
Other	—	—	4	—	1	(5)	—	—	—
Balance as of June 30, 2026	378,597	$473	$788	46,037	$(5,890)	$9,765	$(3,386)	$124	$1,874
(a)    Excludes redeemable interests' share.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2025
(In millions, except per share amounts. Shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance as of March 31, 2025	378,597	$473	$842	46,730	$(5,985)	$9,406	$(3,635)	$123	$1,224
Net income in stockholders' equity(a)	—	—	—	—	—	509	—	3	512
Other comprehensive income, net of tax(a)	—	—	—	—	—	—	127	6	133
Stock-based awards exercised or vested	—	—	(88)	(505)	67	—	—	—	(21)
Repurchases of common stock	—	—	—	457	(61)	—	—	—	(61)
Recognition of stock-based compensation	—	—	39	—	—	—	—	—	39
Dividends declared ($1.26 per share)	—	—	—	—	—	(419)	—	1	(418)
Other	—	—	5	—	(7)	(2)	—	(1)	(5)
Balance as of June 30, 2025	378,597	$473	$798	46,682	$(5,986)	$9,494	$(3,508)	$132	$1,403

	Six Months Ended June 30, 2025
(In millions, except per share amounts. Shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2024	378,597	$473	$862	46,798	$(5,986)	$9,257	$(3,766)	$135	$975
Net income in stockholders' equity(a)	—	—	—	—	—	1,076	—	9	1,085
Other comprehensive income, net of tax(a)	—	—	—	—	—	—	258	6	264
Stock-based awards exercised or vested	—	—	(141)	(1,031)	130	—	—	—	(11)
Repurchases of common stock	—	—	—	915	(123)	—	—	—	(123)
Recognition of stock-based compensation	—	—	70	—	—	—	—	—	70
Dividends declared ($2.52 per share)	—	—	—	—	—	(837)	—	(17)	(854)
Other	—	—	7	—	(7)	(2)	—	(1)	(3)
Balance as of June 30, 2025	378,597	$473	$798	46,682	$(5,986)	$9,494	$(3,508)	$132	$1,403
(a)    Excludes redeemable interests' share.
See Notes to the Unaudited Interim Condensed Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
(In millions)	2026	2025
Operating Activities
Net income	$1,025	$1,085
Depreciation and amortization	360	440
Stock-based compensation	64	73
Deferred income taxes	(83)	(30)
Net (gains) losses on asset and business dispositions	(7)	36
Equity companies' earnings (in excess of) less than dividends paid	(65)	(50)
Operating working capital	399	(471)
Postretirement benefits	(2)	9
Other	(38)	5
Cash Provided by Operations	1,653	1,097
Investing Activities
Capital spending	(776)	(401)
Proceeds from asset and business dispositions	28	12
Investments in time deposits	(166)	(227)
Maturities of time deposits	132	282
Other	17	22
Cash Used for Investing	(765)	(312)
Financing Activities
Cash dividends paid	(843)	(824)
Change in short-term debt	(252)	51
Debt proceeds	1,329	—
Debt repayments	(400)	(250)
Proceeds from exercise of stock options	—	36
Repurchases of common stock	—	(120)
Cash dividends paid to noncontrolling interests	(15)	(18)
Other	(41)	(58)
Cash Used for Financing	(222)	(1,183)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4)	34
Change in Cash and Cash Equivalents	662	(364)

Cash and cash equivalents from continuing operations - beginning of period	688	1,010
Cash and cash equivalents from discontinued operations - beginning of period(a)	13	11
Cash and Cash Equivalents - Beginning of Period	701	1,021

Cash and cash equivalents from continuing operations - end of period	956	634
Cash and cash equivalents from discontinued operations - end of period(a)	407	23
Cash and Cash Equivalents - End of Period	$1,363	$657
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
International Family Care and Professional ("IFP") Transaction
On June 5, 2025, we announced that the Company will form a joint venture with Suzano S.A. ("Suzano") and Suzano International Holding B.V., a wholly-owned subsidiary of Suzano ("Buyer"), comprised of substantially all the operations of the Company's former International Family Care and Professional ("IFP") segment (the "IFP Business"). To facilitate this transaction, we entered into an Equity and Asset Purchase Agreement (the "Purchase Agreement") with Buyer, pursuant to which we will, among other things, effectuate a reorganization through the transfer of certain assets, liabilities and equity interests of the IFP Business to Kimberly-Clark IFP NewCo B.V., an indirect wholly-owned subsidiary of the Company (the "Joint Venture"). At the time of closing, Buyer will acquire a 51% interest in the Joint Venture for a purchase price of approximately $1.7 billion, subject to certain closing adjustments set forth in the Purchase Agreement, and we will retain a 49% equity interest (the "IFP Transaction"). On July 1, 2026, subsequent to the quarter ended June 30, 2026, all consultation requirements and customary closing conditions set forth in the Purchase Agreement were satisfied and the IFP Transaction was completed. See Note 11 for further details.
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
As of July 1, 2018, we adopted highly inflationary accounting for our subsidiaries in Argentina (“K-C Argentina”). The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net. As of June 30, 2026, K-C Argentina had an immaterial net peso monetary position. Net sales of K-C Argentina were approximately 1% of our net sales for the three and six months ended June 30, 2026 and 2025.

As of April 1, 2022, we adopted highly inflationary accounting for our subsidiary in Türkiye (“K-C Türkiye”). The effect of changes in exchange rates on lira-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net. As of June 30, 2026, K-C Türkiye had an immaterial net lira monetary position. Net sales of K-C Türkiye were less than 1% of our net sales for the three and six months ended June 30, 2026 and 2025.
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
During the second quarter of 2026, our Board of Directors approved an extension of the 2024 Transformation Initiative through the end of 2028. Total pre-tax costs are anticipated to be approximately $1.5 billion, with cash costs expected to be approximately 60% of that amount, primarily related to workforce reductions and other program costs. Expected non-cash charges are primarily related to incremental depreciation and asset write-offs, including losses associated with the expected exit of certain markets. Through June 30, 2026, cumulative pre-tax charges for the 2024 Transformation Initiative were $913 ($706 after-tax).

The following charges were incurred in connection with the 2024 Transformation Initiative:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Cost of products sold:
Charges for workforce reductions	$—	$—	$3	$14
Asset write-offs	16	20	20	20
Incremental depreciation	—	57	31	89
Other exit costs	6	5	10	12
Total	22	82	64	135
Marketing, research and general expenses:
Charges for workforce reductions	6	13	15	15
Other exit costs	27	26	48	46
Total	33	39	63	61
Other (income) and expense, net(a)	(1)	—	(22)	—
Nonoperating expense	—	1	—	3
Total charges(b)	54	122	105	199
Provision for income taxes	(14)	(27)	(33)	(27)
Net charges	40	95	72	172
Net charges related to noncontrolling interests	—	(4)	(1)	(4)
Net charges attributable to Kimberly-Clark Corporation	$40	$91	$71	$168
(a)Other (income) and expense, net includes gains from the sale of manufacturing facilities and associated real estate as part of the 2024 Transformation Initiative.
(b)We do not include 2024 Transformation Initiative charges within our segment operating results. Total impact of these charges to the NA segment would have been $45 and $101 for the three and six months ended June 30, 2026, respectively (IPC segment amount was not material); $58 and $71 to the NA and IPC segments, respectively, for the three months ended June 30, 2025; and $85 and $91 to the NA and IPC segments, respectively, for the six months ended June 30, 2025, with the residual relating to Corporate & Other. See further discussion around our segment operating results in Note 9.
The following summarizes the 2024 Transformation Initiative liabilities activity:

Total
Liabilities as of December 31, 2025	$62
Charges for workforce reductions and other cash exit costs	76
Cash payments	(84)
Currency and other	(6)
Liabilities as of June 30, 2026	$48
2024 Transformation Initiative liabilities are recorded in Accrued expenses and other current liabilities. The charges related to the 2024 Transformation Initiative are reflected within Operating Activities of our Condensed Consolidated Statements of Cash Flows.

Note 3.    Discontinued Operations
As disclosed in Note 1, on June 5, 2025, we announced the sale of a controlling equity interest in a newly formed Joint Venture comprised of our IFP Business. At the time of closing, Buyer will acquire a 51% interest in the Joint Venture for a purchase price of approximately $1.7 billion, subject to certain post-closing adjustments set forth in the Purchase Agreement. We will retain a 49% equity interest in the Joint Venture which we expect will initially be recorded at fair value and subsequently accounted for using the equity method of accounting. On July 1, 2026, subsequent to the quarter ended June 30, 2026, all consultation requirements and customary closing conditions set forth in the Purchase Agreement were satisfied and the IFP Transaction was completed. See Note 11 for further details.
On June 26, 2026, Fampro Tissue Finance Co Limited (“Fampro”) entered into a facilities agreement (the “Facilities Agreement”) with FamPro Tissue Holdings B.V., as the original guarantor, Banco Bilbao Vizcaya Argentaria, S.A. New York Branch, Bank of America, N.A., London Branch, BNP Paribas and J.P. Morgan Securities plc, as mandated lead arrangers, bookrunners and global coordinators and the others lenders party thereto, that provides for (i) EUR 1,170 million of senior unsecured term loans (the “IFP Term Loan Facility”) and (ii) a EUR 260 million senior unsecured revolving credit facility (the “IFP Revolving Credit Facility”). The IFP Term Loan Facility matures in June 2031 and the IFP Revolving Credit Facility matures in June 2031 with two one-year extensions subject to consent of the lenders.
Borrowings under the IFP Term Loan Facility and the IFP Revolving Credit Facility will bear interest at a rate equal to EURIBOR (subject to a floor of 0.00%) plus an applicable margin. The applicable margin for the IFP Term Loan Facility will range from 0.95% to 1.90% depending on our credit rating and is initially 1.15%. The applicable margin for the IFP Revolving Credit Facility will range from 0.65% to 1.6% depending on credit rating and is initially 0.85%.
On June 29, 2026, the Company borrowed approximately $1.3 billion under the IFP Term Loan Facility. In connection with the closing of the IFP Transaction, the obligations under the Facilities Agreement were transferred to the Joint Venture and as a result, the obligations are non-recourse to Kimberly-Clark.
Financial Information of Discontinued Operations
The following table presents the components of Income (Loss) from Discontinued Operations, Net of Income Taxes:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Net Sales	$802	$802	$1,642	$1,588
Cost of products sold	565	592	1,151	1,154
Gross Profit	237	210	491	434
Marketing, research and general expenses	165	108	281	194
Other (income) and expense, net	2	2	2	2
Operating Profit	70	100	208	238
Nonoperating expense	—	1	—	—
Income from discontinued operations before income taxes	70	101	208	238
Provision for income taxes	(130)	(33)	(167)	(67)
Income (Loss) from Discontinued Operations, Net of Income Taxes	$(60)	$68	$41	$171
As a result of the IFP Transaction, we incurred separation costs of $72 and $104 for the three and six months ended June 30, 2026, respectively, and $33 for the three and six months ended June 30, 2025, which are included in the reported amounts above. These costs were primarily related to external advisory, legal, accounting, contractor and other incremental costs directly related to the IFP Transaction.
The Provision for income taxes for the three and six months ended June 30, 2026 includes incremental net tax charges relating to the impacts from an intercompany intellectual property transaction and reorganization activities completed in connection with the IFP Transaction.

The following table presents significant non-cash items and capital expenditures of discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Depreciation and Amortization	$—	$28	$—	$68
Capital Spending	67	21	81	46
The following table presents the components of assets and liabilities classified as discontinued operations:

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$407	$13
Accounts receivable, net	497	302
Inventories	408	383
Other current assets	53	22
Current Assets of Discontinued Operations	$1,365	$720

Property, Plant and Equipment, Net	$1,506	$1,425
Goodwill	180	179
Other Intangible Assets, Net	6	7
Other Assets	239	94
Non-current Assets of Discontinued Operations	$1,931	$1,705

Liabilities
Debt payable within one year	$8	$4
Trade accounts payable	533	500
Accrued expenses and other current liabilities	340	236
Current Liabilities of Discontinued Operations	$881	$740

Long-Term Debt	$1,357	$18
Non-current Employee Benefits	19	18
Deferred Income Taxes	76	32
Other Liabilities	88	83
Non-current Liabilities of Discontinued Operations	$1,540	$151
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
During the three and six months ended June 30, 2026, we incurred $109 and $157, respectively, of acquisition-related costs in connection with the Kenvue Acquisition, which are included in Marketing, research and general expenses. As of June 30, 2026 and December 31, 2025, Other current assets includes deferred share issuance costs of $6 that will be recognized in Additional paid-in capital upon issuance of the Stock Consideration discussed above.
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
During the six months ended June 30, 2026 and for the full year 2025, there were no significant transfers to or from level 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. As of June 30, 2026 and December 31, 2025, derivative assets were $135 and $81, respectively, and derivative liabilities were $213 and $191, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on the Secured Overnight Financing Rate ("SOFR") and interest rate swap curves and on commodity price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. See Note 8 for additional information on our use of derivative instruments.

Redeemable preferred securities of subsidiaries are measured on a recurring basis at their estimated redemption values, which approximate fair value. As of June 30, 2026 and December 31, 2025, the securities were valued at $22. The securities are not traded in active markets, and their measurement is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $69 and $71 as of June 30, 2026 and December 31, 2025, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in Other Assets in the Condensed Consolidated Balance Sheets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		June 30, 2026		December 31, 2025
Assets
Cash and cash equivalents(a)	1	$956	$956	$688	$688
Time deposits(b)	1	124	124	94	94
Liabilities
Short-term debt(c)	2	31	31	282	282
Long-term debt(d)	2	6,486	6,013	6,886	6,491
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

Note 6.    Earnings Per Share
Basic and diluted earnings per share ("EPS") were calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share amounts)	2026	2025	2026	2025
Income from Continuing Operations	$410	$444	$984	$914
Less: Net income attributable to noncontrolling interests	(5)	(3)	(15)	(9)
Income from Continuing Operations Attributable to Kimberly-Clark Corporation	405	441	969	905
Income (Loss) from Discontinued Operations, Net of Income Taxes	(60)	68	41	171
Net Income Attributable to Kimberly-Clark Corporation	$345	$509	$1,010	$1,076

Weighted-Average Common Shares
Basic	332.4	332.1	332.1	331.9
Dilutive effect of stock options and restricted share unit awards	0.9	1.2	1.2	1.4
Diluted	333.3	333.3	333.3	333.3

Basic:
Continuing operations	$1.22	$1.33	$2.92	$2.73
Discontinued operations	(0.18)	0.20	0.12	0.51
Basic Earnings per Share	$1.04	$1.53	$3.04	$3.24

Diluted:
Continuing operations	$1.22	$1.33	$2.91	$2.72
Discontinued operations	(0.18)	0.20	0.12	0.51
Diluted Earnings per Share	$1.04	$1.53	$3.03	$3.23
We use the treasury stock method to calculate the dilutive effect of our outstanding stock-based awards. Options outstanding not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares were 2.4 million for the three and six months ended June 30, 2026 and 1.1 million for the three and six months ended June 30, 2025. The number of common shares outstanding as of June 30, 2026 and 2025 was 332.6 million and 331.9 million, respectively.
Note 7.    Stockholders' Equity
Net unrealized currency gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are recorded in Accumulated Other Comprehensive Income ("AOCI"). For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in AOCI rather than net income. Upon sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from AOCI and reported as part of the gain or loss on the sale or liquidation. The change in unrealized translation for the six months ended June 30, 2026 was primarily due to the strengthening of the U.S. dollar versus various foreign currencies.
Also included in unrealized translation amounts are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.

The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation	Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges
Balance as of December 31, 2024	$(3,068)	$(775)		$47		$30
Other comprehensive income (loss) before reclassifications	362	(29)		5		(107)
(Income) loss reclassified from AOCI	—	17	(a)	(2)	(a)	12	(b)
Net current period other comprehensive income (loss)	362	(12)		3		(95)
Balance as of June 30, 2025	$(2,706)	$(787)		$50		$(65)

Balance as of December 31, 2025	$(2,673)	$(758)		$47		$(60)
Other comprehensive income (loss) before reclassifications	(2)	6		21		(18)
(Income) loss reclassified from AOCI	—	16	(a)	(2)	(a)	37	(b)
Net current period other comprehensive income (loss)	(2)	22		19		19
Balance as of June 30, 2026	$(2,675)	$(736)		$66		$(41)
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
As of June 30, 2026 and December 31, 2025, derivative assets were $135 and $81, respectively, and derivative liabilities were $213 and $191, respectively, primarily comprised of foreign currency exchange, interest rate and commodity price contracts. Derivative assets are recorded in Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.
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
Interest Rate Risk
Interest rate risk is managed using a portfolio of variable and fixed-rate debt composed of short and long-term instruments. Interest rate swap contracts may be used to facilitate the maintenance of the desired ratio of variable and fixed-rate debt and are designated as fair value hedges. We also use derivative instruments, such as forward-starting swaps or treasury lock contracts, to manage our exposure to changes in benchmark interest rates associated with our anticipated issuance of fixed-rate debt. These derivative instruments are typically designated as cash flow hedges.

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
Fair Value Hedges
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of June 30, 2026, the aggregate notional values and carrying values of debt subject to outstanding interest rate contracts designated as fair value hedges were $325 and $304, respectively. For the three and six months ended June 30, 2026 and 2025, gains or losses recognized in Interest expense for interest rate swaps were not material.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings.
Foreign Exchange and Commodity Contracts
As of June 30, 2026, the aggregate notional value of outstanding foreign exchange and commodity derivative contracts designated as cash flow hedges was $2.1 billion. Unrealized losses of $17 and $124 were recorded in AOCI for the three months ended June 30, 2026 and 2025, respectively. Unrealized gains of $20 and unrealized losses of $144 were recorded in AOCI for the six months ended June 30, 2026 and 2025, respectively. Losses of $15 and $11 for the three months ended June 30, 2026 and 2025, respectively, and losses of $44 and $17 for the six months ended June 30, 2026 and 2025, respectively, were reclassified from AOCI to Income (Loss) from Discontinued Operations, Net of Income Taxes (discussed further below), Other (income) and expense, net and Cost of products sold.
For the three and six months ended June 30, 2026, no material gains or losses were reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedge accounting. For the three and six months ended June 30, 2025, we discontinued cash flow hedge accounting for certain foreign exchange and commodity instruments with a notional value of $681 because the forecasted transactions were no longer probable of occurring due to the IFP Transaction. As a result, pre-tax losses of $20 were reclassified from AOCI into Income (Loss) from Discontinued Operations, Net of Income Taxes. The maximum maturity of foreign exchange and commodity derivative contracts in place as of June 30, 2026 is May 2029.
Forward-Starting Interest Rate Swap Contracts
In the second quarter of 2026, we entered into $4.3 billion of aggregate notional forward-starting interest rate swaps in anticipation of the issuance of fixed-rate debt in connection with the Kenvue Acquisition. The gains or losses initially recorded in AOCI will be amortized and recorded in Interest expense over the term of the hedged debt. Unrealized losses of $24 were recorded in AOCI for the three and six months ended June 30, 2026.
As of June 30, 2026, losses associated with our cash flow hedges expected to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income) and expense, net during the next twelve months are $2.
Net Investment Hedges
For derivative instruments that are designated and qualify as net investment hedges, unrealized gains and losses related to changes in fair value of net investment hedges are recorded in AOCI and offset the change in the value of the net investment being hedged. As of June 30, 2026, the aggregate notional value of these instruments was $1.8 billion. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness. Interest accruals on cross-currency swap contracts are recognized in earnings within Interest expense. We amortize the forward points on foreign exchange contracts into earnings within Interest expense over the life of the hedging relationship. Unrealized losses of $12 and $128 were recorded in AOCI for the three months ended June 30, 2026 and 2025, respectively. Unrealized gains of $15 and unrealized losses of $148 were recorded in AOCI for the six months ended June 30, 2026 and 2025, respectively. For the three and six months ended June 30, 2026 and 2025, no material amounts were reclassified from AOCI to Interest expense.
For the three and six months ended June 30, 2026 and 2025, no material amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness.
Undesignated Hedging Instruments
Gains or losses on undesignated foreign exchange instruments are immediately recognized in Other (income) and expense, net. Gains of $0 and $38 were recorded for the three months ended June 30, 2026 and 2025, respectively. Losses of $3 and gains of $62 were recorded for the six months ended June 30, 2026 and 2025, respectively. The effect on earnings from the use of these undesignated derivatives is substantially neutralized by the transactional gains and losses recorded on the underlying assets and liabilities. As of June 30, 2026, the notional amount of these undesignated derivative instruments was approximately $5.4 billion.
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

The tables below present net sales and the significant expense categories that are included in Segment Operating Profit and regularly provided to our CODM:

	Three Months Ended June 30, 2026
	NA	IPC	Total
Net Sales	$2,698	$1,491	$4,189

Cost of Products Sold	1,535	1,007	2,542
Advertising and Promotion Expense	179	101	280
Research, Selling and General Expense	259	196	455
Other (Income) and Expense, net(a)	—	1	1
Segment Operating Profit	$725	$186	$911
Corporate & Other			(278)
Total Operating Profit			$633

	Six Months Ended June 30, 2026
	NA	IPC	Total
Net Sales	$5,349	$3,003	$8,352

Cost of Products Sold	3,117	1,995	5,112
Advertising and Promotion Expense	366	212	578
Research, Selling and General Expense	518	364	882
Other (Income) and Expense, net(a)	—	1	1
Segment Operating Profit	$1,348	$431	$1,779
Corporate & Other			(393)
Total Operating Profit			$1,386

	Three Months Ended June 30, 2025
	NA	IPC	Total
Net Sales	$2,730	$1,433	$4,163

Cost of Products Sold	1,642	967	2,609
Advertising and Promotion Expense	170	98	268
Research, Selling and General Expense	263	183	446
Other (Income) and Expense, net(a)	—	3	3
Segment Operating Profit	$655	$182	$837
Corporate & Other			(245)
Total Operating Profit			$592
(a)    Other (income) and expense, net primarily includes the effects of changes in exchange rates on monetary assets and liabilities for subsidiaries where we have adopted highly inflationary accounting.

	Six Months Ended June 30, 2025
	NA	IPC	Total
Net Sales	$5,398	$2,819	$8,217

Cost of Products Sold	3,205	1,873	5,078
Advertising and Promotion Expense	335	203	538
Research, Selling and General Expense	525	356	881
Other (Income) and Expense, net(a)	—	4	4
Segment Operating Profit	$1,333	$383	$1,716
Corporate & Other			(493)
Total Operating Profit			$1,223
(a)    Other (income) and expense, net primarily includes the effects of changes in exchange rates on monetary assets and liabilities for subsidiaries where we have adopted highly inflationary accounting.
Depreciation and amortization expense by segment:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
NA	$117	$124	$261	$228
IPC	50	70	99	135
Total Segment Depreciation and Amortization	167	194	360	363
Corporate & Other	—	—	—	9
Total(a)	$167	$194	$360	$372
(a)    Excludes discontinued operations. See Note 3 for depreciation and amortization of discontinued operations.
Capital spending by segment:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
NA	$206	$141	$543	$284
IPC	50	35	91	71
Total Segment Capital Spending	256	176	634	355
Corporate & Other	29	—	61	—
Total(a)	$285	$176	$695	$355
(a)    Excludes discontinued operations. See Note 3 for capital spending of discontinued operations.
Sales of Principal Products:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Baby and Child Care	$1,752	$1,768	$3,448	$3,405
Family Care	1,015	997	2,055	2,024
Professional	476	465	936	911
Adult Care	493	492	976	968
Feminine Care	423	412	874	855
All other	30	29	63	54
Total	$4,189	$4,163	$8,352	$8,217

Note 10.    Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	June 30, 2026			December 31, 2025
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$114	$215	$329	$114	$197	$311
Work in process	119	35	154	111	38	149
Finished goods	520	477	997	484	468	952
Supplies and other	—	250	250	—	254	254
	753	977	1,730	709	957	1,666
Excess of FIFO or weighted-average cost over LIFO cost	(191)	—	(191)	(191)	—	(191)
Total	$562	$977	$1,539	$518	$957	$1,475
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.
The following schedule presents a summary of property, plant and equipment, net:

	June 30, 2026	December 31, 2025
Land	$143	$134
Buildings	2,375	2,354
Machinery and equipment	12,873	12,820
Construction in progress	1,450	1,201
	16,841	16,509
Less accumulated depreciation	(9,893)	(9,734)
Total	$6,948	$6,775
Supplier Finance Program
We have a supplier finance program managed through two global financial institutions under which we agree to pay the financial institutions the stated amount of confirmed invoices from our participating suppliers on the invoice due date. We, or the global financial institutions, may terminate our agreements at any time upon 30 days written notice. The global financial institutions may terminate our agreements at any time upon three days written notice in the event there are insufficient funds available for disbursement. We do not provide any forms of guarantees under these agreements. Supplier participation in the program is solely up to the supplier, and the participating suppliers negotiate their arrangements directly with the global financial institutions. We have no economic interest in a supplier’s decision to participate in the program, and their participation has no bearing on our payment terms or amounts due. The payment terms that we have with our suppliers under this program generally range from 75 to 180 days and are considered commercially reasonable. The outstanding amount related to the suppliers participating in this program was $1.1 billion as of June 30, 2026 and December 31, 2025, of which $186 and $184, respectively, are reported as discontinued operations. Amounts are recorded within Trade accounts payable and Current liabilities of discontinued operations.
Note 11.    Subsequent Events
On July 1, 2026, all consultation requirements and customary closing conditions set forth in the Purchase Agreement were satisfied and the IFP Transaction was completed for a cash purchase price of approximately $1.3 billion, subject to certain post-closing adjustments. A portion of the cash proceeds is expected to be attributed to a long-term license granted to the Joint Venture for the use of certain of Kimberly-Clark’s global brands, patents, and know-how in manufacturing. We also retained a 49% equity interest in the Joint Venture, with an initial estimated fair value of approximately $1.2 billion.
Based on preliminary estimates, we expect to recognize a pre-tax gain of more than $1.0 billion within our results from discontinued operations in the third quarter of 2026.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This Management's Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations is intended to provide investors with an understanding of our recent performance, financial condition, cash flows and future prospects. The following MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 and the Unaudited Interim Condensed Consolidated Financial Statements and related notes contained in this Quarterly Report on Form 10-Q. Our analysis compares results for the three and six months ended June 30, 2026 to the same periods in 2025. As discussed in the Notes to the Unaudited Interim Condensed Consolidated Financial Statements, the results and related assets and liabilities of the IFP Business are reported as discontinued operations. As a result, unless specifically stated, all discussions included below reflect continuing operations for all periods presented. Any reference to "N.M." indicates the calculation is not meaningful. Amounts are reported in millions of dollars, except per share amounts, unless otherwise noted. The following will be discussed and analyzed:
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
China Diapers Social Media Disruption
During the second quarter of 2026, false allegations regarding the quality of certain diaper brands in the China market emerged and were carried across social media channels. Independent testing conducted by a government-certified third party confirmed the quality and safety of our products, refuting the false allegations. While we are effectively navigating the situation, the impact from the spread of false claims across social media significantly impacted our diaper sales in China in the second quarter of 2026 and is expected to further impact sales and profits in the near term.
Conflict in the Middle East
Ongoing geopolitical conflicts in the Middle East have led to disruptions in global energy supplies and volatility in global energy prices, including the prices for certain raw materials that are principally derived from petroleum, which may contribute to inflationary pressures, disrupt global supply chains and adversely impact consumer spending patterns. Based on the current market environment and assuming oil prices remain at current levels for the remainder of the year, we estimate incremental input costs of approximately $150 (prior to consideration of mitigation actions) during the remainder of 2026. We are continuing to evaluate the evolving macroeconomic environment and our ability to mitigate the impact on our business, consolidated results of operations and financial condition.

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
During the three and six months ended June 30, 2026, we incurred $109 and $157, respectively, of acquisition-related costs in connection with the Kenvue Acquisition, which are included in Marketing, research and general expenses. See Item 1, Note 4 to the Unaudited Interim Condensed Consolidated Financial Statements for further details.
International Family Care and Professional ("IFP") Transaction
On June 5, 2025, we announced that the Company will form a joint venture with Suzano S.A. ("Suzano") and Suzano International Holding B.V., a wholly-owned subsidiary of Suzano ("Buyer"), comprised of substantially all the operations of the Company's former IFP segment (the "IFP Business"). At the time of closing, Buyer will acquire a 51% interest in the joint venture for a purchase price of approximately $1.7 billion, subject to certain closing adjustments set forth in the Equity and Asset Purchase Agreement (the "Purchase Agreement"), and we will retain a 49% equity interest (the "IFP Transaction"). As a result, the results of operations and applicable assets and liabilities of the IFP Business are reported as discontinued operations in the Company's financial statements for all periods presented. On July 1, 2026, subsequent to the quarter ended June 30, 2026, all consultation requirements and customary closing conditions set forth in the Purchase Agreement were satisfied and the IFP Transaction was completed. See Item 1, Note 1, Note 3 and Note 11 to the Unaudited Interim Condensed Consolidated Financial Statements for further details.
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
The transformation is expected to impact our organization in all major geographies, and workforce reductions are expected to be in the range of 4% to 5%. Certain actions under the 2024 Transformation Initiative are being finalized for implementation, and accounting for such actions will commence when the actions are authorized for execution. During the second quarter of 2026, our Board of Directors approved an extension of the 2024 Transformation Initiative through the end of 2028. Total pre-tax savings are expected to be $3.0 billion in gross productivity; inclusive of input cost and manufacturing cost savings, and $200 in selling, general and administrative expenses. Total pre-tax costs are anticipated to be approximately $1.5 billion, with cash costs expected to be approximately

60% of that amount, primarily related to workforce reductions and other program costs. Expected non-cash charges are primarily related to incremental depreciation and asset write-offs, including losses associated with the expected exit of certain markets. For the three months ended June 30, 2026 and 2025, total 2024 Transformation Initiative charges were $54 pre-tax ($40 after-tax) and $122 pre-tax ($95 after-tax), respectively. For the six months ended June 30, 2026 and 2025, total 2024 Transformation Initiative charges were $105 pre-tax ($72 after-tax), and $199 pre-tax ($172 after-tax), respectively. Through June 30, 2026, cumulative pre-tax charges for the 2024 Transformation Initiative were $913 ($706 after-tax), and approximately 95% of the total expected selling, general and administrative expense savings have been realized or approved for action program to date.
Results of Operations
Consolidated Results
Summary of Results

	Three Months Ended June 30			Six Months Ended June 30
	2026	2025	% Change	2026	2025	% Change
Net Sales	$4,189	$4,163	0.6%	$8,352	$8,217	1.6%
Gross Profit	1,603	1,456	10.1%	3,137	2,965	5.8%
Operating Profit	633	592	6.9%	1,386	1,223	13.3%
Provision for income taxes	(217)	(116)	87.1%	(381)	(247)	54.3%
Income from Continuing Operations	410	444	(7.7)%	984	914	7.7%
Income (Loss) from Discontinued Operations, Net of Income Taxes	(60)	68	(188.2)%	41	171	(76.0)%
Net Income Attributable to Kimberly-Clark Corporation	345	509	(32.2)%	1,010	1,076	(6.1)%
Diluted Earnings per Share from Continuing Operations	1.22	1.33	(8.3)%	2.91	2.72	7.0%
Diluted Earnings per Share from Discontinued Operations	(0.18)	0.20	(190.0)%	0.12	0.51	(76.5)%

Adjusted Results - Continuing Operations

	Three Months Ended June 30			Six Months Ended June 30
	2026	2025	% Change	2026	2025	% Change
Adjusted Gross Profit(a)	$1,625	$1,538	5.7%	$3,201	$3,100	3.3%
Adjusted Operating Profit(a)	757	713	6.2%	1,489	1,419	4.9%
Adjusted Earnings per Share(a)	1.80	1.63	10.4%	3.40	3.25	4.6%
Adjusted Effective Tax Rate(a)	21.1%	20.9%	0.2%	23.6%	20.8%	2.8%
(a)    Adjusted amounts are non-GAAP financial measures. See "Summary of Non-GAAP Financial Measures" below for reconciliations of our GAAP to Non-GAAP measures.
Net Sales
Drivers of the changes in net sales were:

Percent Change in Net Sales	Volume	Mix/Other	Net Price	Divestitures and Business Exits(c)	Currency Translation	Total(a)	Organic(b)
Three Months Ended	(0.1)	0.4	(0.5)	(0.4)	1.1	0.6	(0.1)
Six Months Ended	1.3	0.4	(0.5)	(1.1)	1.5	1.6	1.2
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

Net sales of $4.2 billion for the three months ended June 30, 2026 increased 0.6% primarily driven by favorable currency impacts, while organic sales growth was relatively flat compared to the prior year, including an approximately 50 basis point negative impact from the China social media disruption.
Net sales of $8.4 billion for the six months ended June 30, 2026 increased 1.6% primarily driven by organic sales growth and favorable currency impacts, partially offset by divestitures and business exits. Organic sales increased 1.2% primarily from volume gains of 1.3%.
Gross and Operating Profits
Gross profit of $1.6 billion for the three months ended June 30, 2026 increased 10.1%, while gross margin of 38.3% increased 330 basis points. Gross margin in the current and prior year included approximately 50 basis points and 200 basis points, respectively, of charges related to the 2024 Transformation Initiative, primarily for incremental depreciation expense and asset write-offs. Excluding these charges, adjusted gross margin increased 190 basis points to 38.8%. The increase was primarily due to one-time tariff refunds and gross productivity savings from integrated margin management of approximately $120, partially offset by unfavorable pricing net of cost inflation.
Gross profit of $3.1 billion for the six months ended June 30, 2026 increased 5.8%, while gross margin of 37.6% increased 150 basis points. Gross margin in the current and prior year included approximately 80 basis points and 160 basis points, respectively, of charges related to the 2024 Transformation Initiative, primarily for incremental depreciation expense and asset write-offs. Excluding these charges, adjusted gross margin increased 60 basis points to 38.3%. The increase was primarily due to one-time tariff refunds and gross productivity savings from integrated margin management of approximately $235, partially offset by supply chain related investments and unfavorable pricing net of cost inflation.
Operating profit for the three months ended June 30, 2026 was $633 compared to $592 in the prior year. Results included charges related to the 2024 Transformation Initiative of $54 and $121 for the three months ended June 30, 2026 and 2025, respectively. Results in current quarter also included charges of $109 related to the Kenvue Acquisition, and a benefit of $39 related to Brazil business tax credits.
Operating profit for the six months ended June 30, 2026 was $1.4 billion compared to $1.2 billion in the prior year. Results included charges related to the 2024 Transformation Initiative of $105 and $196 for the six months ended June 30, 2026 and 2025, respectively. Results in the current year also included charges of $157 related to the Kenvue Acquisition, a benefit of $120 related to the settlement of insurance claims from a previous acquisition and a benefit of $39 related to Brazil business tax credits.
Excluding these items, adjusted operating profit for the three and six months ended June 30, 2026 was $757 and $1.5 billion, respectively, compared to $713 and $1.4 billion in the prior year.
Drivers of the changes in adjusted operating profit were:

Percent Change in Adjusted Operating Profit	Volume	Net Price	Input Costs	Other Manufacturing Costs(a)	Currency Translation	Other(b)	Total(c)
Three Months Ended	(3.0)	(2.8)	—	14.2	1.2	(3.4)	6.2
Six Months Ended	(1.3)	(2.9)	(2.3)	9.5	1.9	—	4.9
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
Adjusted operating profit for the three and six months ended June 30, 2026 increased 6.2% and 4.9%, respectively, driven by the increase in adjusted gross profit discussed above and favorable currency impacts. These gains were partially offset by impacts of approximately 210 basis points and 340 basis points for the three and six months ended June 30, 2026, respectively, from a combination of business exits and the China social media disruption.
Income from Continuing Operations
Income from Continuing Operations for the three months ended June 30, 2026 was $410 compared to $444 in the prior year, as the increase in operating profit drivers discussed above was more than offset by higher income tax expense.

Income from Continuing Operations for the six months ended June 30, 2026 was $984 compared to $914 in the prior year, as the increase in operating profit drivers discussed above, coupled with higher income from equity companies, was partially offset by higher income tax expense.
Our share of net income of equity companies for the three and six months ended June 30, 2026 was $55 and $108, respectively, compared to $47 and $91 in the prior year. The increases for each period were primarily due to favorable currency impacts and pricing net of cost inflation, partially offset by higher general and administrative expenses.
The effective tax rate for the three and six months ended June 30, 2026 was 37.9% and 30.3%, respectively, compared to 22.6% and 23.1% in the prior year. The adjusted effective tax rate for the three and six months ended June 30, 2026 was 21.1% and 23.6%, respectively, compared to 20.9% and 20.8% in the prior year. The increase was driven by the lapping of benefits from the resolution of certain tax matters in the first half of 2025.
Diluted earnings per share for the three months ended June 30, 2026 were $1.22 compared to $1.33 in the prior year, reflective of the decrease in income from continuing operations discussed above. Adjusted diluted earnings per share for the three months ended June 30, 2026 were $1.80, representing a 10.4% increase compared to the prior year, primarily driven by higher adjusted operating profit, lower net interest expense and higher income from equity companies.
Diluted earnings per share for the six months ended June 30, 2026 were $2.91 compared to $2.72 in the prior year, reflective of the increase in income from continuing operations discussed above. Adjusted diluted earnings per share for the six months ended June 30, 2026 were $3.40, representing a 4.6% increase compared to the prior year, driven by higher adjusted operating profit, lower net interest expense and higher income from equity companies, partially offset by a higher adjusted effective tax rate.
Income (Loss) from Discontinued Operations, Net of Income Taxes
Income (loss) from discontinued operations, net of income taxes for the three and six months ended June 30, 2026 was $(60) and $41, respectively, compared to $68 and $171 in the prior year. The decrease was driven by pre-tax separation costs of $72 and $104 for the three and six months ended June 30, 2026, respectively, compared to $33 in the prior year. Current year results also included net tax charges of $107 million related to the impacts from certain reorganization activities associated with the IFP Transaction. The incremental charges in the current year were partially offset by lower depreciation expense due to reporting requirements for discontinued operations.

Segment Results
Drivers of the changes in segment net sales and operating profit were:

Percent Change in Segment Net Sales	Volume	Mix/Other	Net Price	Divestitures and Business Exits(c)	Currency Translation	Total(a)	Organic(b)
Three Months Ended
NA	(0.3)	0.2	(0.7)	(0.5)	0.1	(1.2)	(0.7)
IPC	0.3	0.9	(0.2)	(0.1)	3.1	4.0	1.0
Six Months Ended
NA	0.8	—	(0.3)	(1.6)	0.2	(0.9)	0.5
IPC	2.2	1.2	(0.8)	—	4.1	6.5	2.5

Percent Change in Segment Operating Profit	Volume	Net Price	Input Costs	Other Manufacturing Costs(d)	Currency Translation	Other(e)	Total
Three Months Ended
NA	(2.9)	(2.7)	3.4	13.1	0.1	(0.3)	10.7
IPC	(1.3)	(1.4)	(12.0)	13.1	4.6	(0.8)	2.2
Six Months Ended
NA	(2.2)	(1.3)	0.5	6.3	0.2	(2.4)	1.1
IPC	2.8	(6.2)	(10.2)	14.2	6.2	5.7	12.5
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
(d)    Includes net impact of productivity initiatives, product and supply chain investments and other changes in cost of products sold.
(e)    Includes impact of changes in product mix, marketing, research and general expenses and other (income) and expense, net.
North America

	Three Months Ended June 30			Six Months Ended June 30
	2026	2025	% Change	2026	2025	% Change
Net Sales	$2,698	$2,730	(1.2)%	$5,349	$5,398	(0.9)%
Operating Profit	725	655	10.7%	1,348	1,333	1.1%
Net sales of $2.7 billion for the three months ended June 30, 2026 decreased 1.2% driven by the exit of the private label diaper business in the US and a decrease in organic sales. Organic sales decreased 0.7%, primarily driven by changes in retail inventories of 1.0% and impacts from the fire at our Los Angeles distribution center of 0.8%. Net sales of $5.3 billion for the six months ended June 30, 2026 decreased 0.9%, as the exit of the private label diaper business in the US was partially offset by organic sales growth. Organic sales increased 0.5% driven by volume gains of 0.8%, primarily in Consumer Tissue and Professional categories, partially offset by lower pricing to drive sales of new product.
Operating profit for the three and six months ended June 30, 2026 of $725 and $1.3 billion increased 10.7% and 1.1%, respectively, driven by one-time tariff refunds and gross productivity savings, partially offset by impacts from business exits of 110 basis points and 310 basis points for the three and six months ended June 30, 2026, respectively, and incremental advertising spend.

International Personal Care

	Three Months Ended June 30			Six Months Ended June 30
	2026	2025	% Change	2026	2025	% Change
Net Sales	$1,491	$1,433	4.0%	$3,003	$2,819	6.5%
Operating Profit	186	182	2.2%	431	383	12.5%
Net sales of $1.5 billion for the three months ended June 30, 2026 increased 4.0% primarily driven by favorable currency impacts of 3.1% and organic sales growth of 1.0%. Organic sales growth, which included a 140 basis point headwind from the China social media disruption, was driven by volume plus mix gains of 1.2%, reflecting growth within multiple categories, namely diapers and pants. Net sales of $3.0 billion for the six months ended June 30, 2026 increased 6.5%, primarily driven by favorable currency impacts of 4.1% and organic sales growth of 2.5%. Organic sales growth was driven by volume and mix gains of 2.2% and 1.2%, respectively, partially offset by lower pricing.
Operating profit for the three and six months ended June 30, 2026 of $186 and $431, increased 2.2% and 12.5%, respectively. The increase for the three months ended June 30, 2026 was primarily driven by gross productivity savings and favorable currency impacts, partially offset by a 440 basis point impact from the China social media disruption. The increase for the six months ended June 30, 2026 was driven by gross productivity savings, favorable currency impacts and volume and mix led net sales growth, partially offset by unfavorable pricing net of cost inflation and supply chain related investments.
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
Cash Provided by Operations
Cash provided by operations was $1.7 billion during the six months ended June 30, 2026 compared to $1.1 billion in the prior year. The increase was driven primarily by an insurance recovery associated with the settlement of claims from a previous acquisition and favorable changes in operating working capital, due in part to timing and lower incentive payments in the current year.
Investing
Cash used for investing was $765 during the six months ended June 30, 2026 compared to $312 in the prior year, primarily reflecting higher planned capital spending. During the six months ended June 30, 2026, our capital spending was $776 compared to $401 in the prior year. We anticipate that full year capital spending will be approximately $1.3 billion, including incremental spending from the 2024 Transformation Initiative.
Financing
Cash used for financing was $222 during the six months ended June 30, 2026 compared to $1.2 billion in the prior year. This decrease was primarily due to debt proceeds of $1.3 billion related to the IFP Term Loan Facility (see Item 1, Note 3 to the Unaudited Interim Condensed Consolidated Financial Statements for details), a portion of which were used to repay our U.S. commercial paper facilities. During the six months ended June 30, 2026, we did not repurchase any shares of common stock.
We issue long-term debt in the public market periodically. Proceeds from the offerings are used for general corporate purposes, including repayment of maturing debt or outstanding commercial paper indebtedness.
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other short-term debt issued by non-U.S. subsidiaries, was $31 as of June 30, 2026 (included in Debt payable within one year on the Condensed Consolidated Balance Sheets). The average month-end balance of short-term debt for the six months ended June 30, 2026 was $652. These short-term borrowings provide supplemental funding to support our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as pension contributions, dividends and income taxes.

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
As of June 30, 2026 and December 31, 2025, total debt from continuing operations was $6.5 billion and $7.2 billion, respectively.
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
Information Concerning Forward-Looking Statements
Certain matters contained in this report concerning our plans and expectations regarding the pending Kenvue Acquisition (referred to below as the "pending mergers" or the "mergers") and the IFP Transaction, the business outlook, including raw material, energy and other input costs, the anticipated charges and savings from the 2024 Transformation Initiative, cash flow and uses of cash, growth initiatives, innovations, marketing and other spending, net sales, anticipated currency rates and exchange risks, including the impact in Argentina and Türkiye, effective tax rate, contingencies and anticipated transactions of Kimberly-Clark, including dividends, share repurchases and pension contributions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management's expectations and beliefs concerning future events impacting Kimberly-Clark. There can be no assurance that these future events will occur as anticipated or that our results will be as estimated. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the successful completion of the mergers and the achievement of future cost savings and projected volume increases. In addition, many factors outside our control, including risks and uncertainties around the pending mergers (including the risk that the anticipated benefits and synergies of the mergers may not be realized when expected or at all, the terms and scope of the expected financing in connection with the mergers may prove to be less favorable than currently expected, that the mergers may not be completed in a timely manner or at all and the risk of litigation related to the mergers), the IFP Transaction (including risks related to the incurrence of significant transaction and separation costs, adverse market reactions, regulatory or legal challenges, and operational disruptions), risks that we are not able to realize the anticipated benefits of the 2024 Transformation Initiative (including risks related to disruptions to our business or operations or related to any delays in implementation), war in Ukraine (including the related responses of consumers, customers, and suppliers and sanctions issued by the U.S., the European Union, Russia or other countries), government trade or similar regulatory actions (including current and potential trade and tariff actions affecting the countries where we operate and the resulting negative impacts on our supply chain, commodity costs, and consumer spending), pandemics, epidemics, fluctuations in foreign currency exchange rates, the prices and availability of our raw materials, supply chain disruptions, disruptions in the capital and credit markets, counterparty defaults (including customers, suppliers and financial institutions with which we do business), failure to realize the expected benefits or synergies from our acquisition and disposition activity, impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing, changes in customer preferences, severe weather conditions, regional instabilities and hostilities (including the war in Iran), potential competitive pressures on selling prices for our products, energy costs, general economic and political conditions globally and in the markets in which we do business, as well as our ability to maintain key customer relationships, could affect the realization of these estimates.
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
•Brazil Business Tax Credits - Favorable legal ruling resolving certain matters related to prior years' business taxes in Brazil.
•Insurance Recovery - Settlement of insurance claims related to a previous acquisition.
•IFP Repatriated Earnings - In connection with the IFP Transaction, we recognized deferred tax liabilities for certain permanently reinvested earnings from the IFP Business that are expected to be repatriated.
The following tables provide a reconciliation of Organic Sales Growth from continuing operations:

	Three Months Ended June 30, 2026
	Percent change vs. the prior year period
	NA	IPC	Total
Net Sales Growth	(1.2)	4.0	0.6
Currency Translation	(0.1)	(3.1)	(1.1)
Divestitures and Business Exits	0.5	0.1	0.4
Organic Sales Growth(a)	(0.7)	1.0	(0.1)

	Six Months Ended June 30, 2026
	Percent change vs. the prior year period
	NA	IPC	Total
Net Sales Growth	(0.9)	6.5	1.6
Currency Translation	(0.2)	(4.1)	(1.5)
Divestitures and Business Exits	1.6	—	1.1
Organic Sales Growth(a)	0.5	2.5	1.2
(a)    Table may not foot due to rounding.
The following table provides a reconciliation of Adjusted Gross Profit from continuing operations:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Gross Profit	$1,603	$1,456	$3,137	$2,965
2024 Transformation Initiative	22	82	64	135
Adjusted Gross Profit	$1,625	$1,538	$3,201	$3,100
The following table provides a reconciliation of Adjusted Operating Profit from continuing operations:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Operating Profit	$633	$592	$1,386	$1,223
2024 Transformation Initiative	54	121	105	196
Kenvue Acquisition	109	—	157	—
Brazil Business Tax Credits	(39)	—	(39)	—
Insurance Recovery	—	—	(120)	—
Adjusted Operating Profit	$757	$713	$1,489	$1,419

The following table provides a reconciliation of Adjusted Earnings per Share from continuing operations:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Diluted Earnings per Share	$1.22	$1.33	$2.91	$2.72
2024 Transformation Initiative	0.12	0.27	0.22	0.50
Kenvue Acquisition	0.30	—	0.43	—
Brazil Business Tax Credits	(0.10)	—	(0.10)	—
Insurance Recovery	—	—	(0.32)	—
IFP Repatriated Earnings	0.26	0.03	0.26	0.03
Adjusted Earnings per Share(a)	$1.80	$1.63	$3.40	$3.25
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
The following tables provide a reconciliation of the continuing operations Adjusted Effective Tax Rate:

	Three Months Ended June 30
	2026		2025
	Income From Continuing Operations Before Income Taxes and Equity Interests	Provision for Income Taxes	Income From Continuing Operations Before Income Taxes and Equity Interests	Provision for Income Taxes
As Reported	$572	$(217)	$513	$(116)
2024 Transformation Initiative	54	(14)	122	(27)
Kenvue Acquisition	109	(10)	—	—
Brazil Business Tax Credits	(39)	7	—	—
IFP Repatriated Earnings	—	87	—	10
As Adjusted	$696	$(147)	$635	$(133)

Effective Tax Rate
As Reported		37.9%		22.6%
As Adjusted		21.1%		20.9%

	Six Months Ended June 30
	2026		2025
	Income From Continuing Operations Before Income Taxes and Equity Interests	Provision for Income Taxes	Income From Continuing Operations Before Income Taxes and Equity Interests	Provision for Income Taxes
As Reported	$1,257	$(381)	$1,070	$(247)
2024 Transformation Initiative	105	(33)	199	(27)
Kenvue Acquisition	157	(15)	—	—
Brazil Business Tax Credits	(39)	7	—	—
Insurance Recovery	(120)	14	—	—
IFP Repatriated Earnings	—	87	—	10
As Adjusted	$1,360	$(321)	$1,269	$(264)

Effective Tax Rate
As Reported		30.3%		23.1%
As Adjusted		23.6%		20.8%
Item 4.    Controls and Procedures
As of June 30, 2026, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2026. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. On January 22, 2021, our Board of Directors authorized a share repurchase program that allows for the repurchase of 40 million shares in an amount not to exceed $5 billion. As of June 30, 2026, the Company has repurchased approximately 9.2 million shares and approximately 30.8 million shares remain available for repurchase under the program. No shares were repurchased during the three months ended June 30, 2026.
Item 5.    Other Information
(c)Our directors and officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Securities Exchange Act of 1934, as amended. During the three months ended June 30, 2026, no such plans or other arrangements were adopted or terminated.

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

KIMBERLY-CLARK CORPORATION
(Registrant)

By:	/s/ Nelson Urdaneta
Nelson Urdaneta
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
August 4, 2026