Form 10-Q
period 2026-09-30
KIMBERLY CLARK CORP
filed 2026-11-05
CIK 55785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of October 29, 2026, there were 332,614,474 shares of the Corporation's common stock outstanding.

PART I     FINANCIAL INFORMATION
Item 1.    Financial Statements
KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share amounts)	2026	2025	2026	2025
Net Sales	$4,134	$4,150	$12,486	$12,367
Cost of products sold	2,693	2,657	7,908	7,909
Gross Profit	1,441	1,493	4,578	4,458
Marketing, research and general expenses	912	855	2,836	2,573
Other (income) and expense, net	13	17	(160)	41
Operating Profit	516	621	1,902	1,844
Nonoperating expense	(13)	(16)	(40)	(50)
Interest income	16	6	25	18
Interest expense	(48)	(65)	(159)	(196)
Income from Continuing Operations Before Income Taxes and Equity Interests	471	546	1,728	1,616
Provision for income taxes	(95)	(248)	(476)	(495)
Income from Continuing Operations Before Equity Interests	376	298	1,252	1,121
Share of net income of equity companies	29	46	137	137
Income from Continuing Operations	405	344	1,389	1,258
Income from Discontinued Operations, Net of Income Taxes	1,395	110	1,436	281
Net Income	1,800	454	2,825	1,539
Net income attributable to noncontrolling interests	(7)	(8)	(22)	(17)
Net Income Attributable to Kimberly-Clark Corporation	$1,793	$446	$2,803	$1,522

Per Share Basis
Net Income Attributable to Kimberly-Clark Corporation
Basic:
Continuing operations	$1.20	$1.01	$4.11	$3.74
Discontinued operations	4.19	0.33	4.33	0.85
Basic Earnings per Share	$5.39	$1.34	$8.44	$4.59

Diluted:
Continuing operations	$1.19	$1.01	$4.10	$3.73
Discontinued operations	4.18	0.33	4.31	0.84
Diluted Earnings per Share	$5.37	$1.34	$8.41	$4.57
See Notes to the Unaudited Interim Condensed Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2026	2025	2026	2025
Net Income	$1,800	$454	$2,825	$1,539
Other Comprehensive Income (Loss), Net of Tax
Unrealized currency translation adjustments	(330)	(11)	(338)	361
Employee postretirement benefits	7	13	48	4
Cash flow hedges	112	5	133	(94)
Total Other Comprehensive Income (Loss), Net of Tax	(211)	7	(157)	271
Comprehensive Income	1,589	461	2,668	1,810
Comprehensive income attributable to noncontrolling interests	(17)	(5)	(28)	(20)
Comprehensive Income Attributable to Kimberly-Clark Corporation	$1,572	$456	$2,640	$1,790
See Notes to the Unaudited Interim Condensed Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except par value)	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$1,874	$688
Accounts receivable, net	1,975	1,892
Inventories	1,579	1,475
Other current assets	517	535
Current assets of discontinued operations	—	720
Total Current Assets	5,945	5,310
Property, Plant and Equipment, Net	7,067	6,775
Investments in Equity Companies	1,592	330
Goodwill	1,828	1,839
Other Intangible Assets, Net	72	77
Other Assets	1,215	1,062
Non-current Assets of Discontinued Operations	—	1,705
TOTAL ASSETS	$17,719	$17,098

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Debt payable within one year	$621	$694
Trade accounts payable	3,417	3,388
Accrued expenses and other current liabilities	2,205	1,888
Dividends payable	423	415
Current liabilities of discontinued operations	—	740
Total Current Liabilities	6,666	7,125
Long-Term Debt	5,870	6,474
Non-current Employee Benefits	556	605
Deferred Income Taxes	420	445
Other Liabilities	1,111	646
Non-current Liabilities of Discontinued Operations	—	151
Redeemable Preferred Securities of Subsidiaries	22	22
Stockholders' Equity
Kimberly-Clark Corporation
Preferred stock - no par value - authorized 20.0 million shares, none issued	—	—
Common stock - $1.25 par value - authorized 1,200.0 million shares; issued 378.6 million shares as of September 30, 2026 and December 31, 2025	473	473
Additional paid-in capital	820	849
Common stock held in treasury, at cost - 46.0 and 46.7 million shares as of September 30, 2026 and December 31, 2025, respectively	(5,882)	(5,987)
Retained earnings	11,128	9,611
Accumulated other comprehensive income (loss)	(3,607)	(3,444)
Total Kimberly-Clark Corporation Stockholders' Equity	2,932	1,502
Noncontrolling Interests	142	128
Total Stockholders' Equity	3,074	1,630
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,719	$17,098
See Notes to the Unaudited Interim Condensed Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 30, 2026
(In millions, except per share amounts. Shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance as of June 30, 2026	378,597	$473	$788	46,037	$(5,890)	$9,765	$(3,386)	$124	$1,874
Net income in stockholders' equity(a)	—	—	—	—	—	1,793	—	8	1,801
Other comprehensive income, net of tax(a)	—	—	—	—	—	—	(221)	10	(211)
Stock-based awards exercised or vested	—	—	(11)	(52)	8	—	—	—	(3)
Recognition of stock-based compensation	—	—	41	—	—	—	—	—	41
Dividends declared ($1.28 per share)	—	—	—	—	—	(425)	—	(1)	(426)
Other	—	—	2	—	—	(5)	—	1	(2)
Balance as of September 30, 2026	378,597	$473	$820	45,985	$(5,882)	$11,128	$(3,607)	$142	$3,074

	Nine Months Ended September 30, 2026
(In millions, except per share amounts. Shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2025	378,597	$473	$849	46,699	$(5,987)	$9,611	$(3,444)	$128	$1,630
Net income in stockholders' equity(a)	—	—	—	—	—	2,803	—	24	2,827
Other comprehensive income, net of tax(a)	—	—	—	—	—	—	(163)	4	(159)
Stock-based awards exercised or vested	—	—	(138)	(714)	104	—	—	—	(34)
Recognition of stock-based compensation	—	—	103	—	—	—	—	—	103
Dividends declared ($3.84 per share)	—	—	—	—	—	(1,276)	—	(15)	(1,291)
Other	—	—	6	—	1	(10)	—	1	(2)
Balance as of September 30, 2026	378,597	$473	$820	45,985	$(5,882)	$11,128	$(3,607)	$142	$3,074
(a)    Excludes redeemable interests' share.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 30, 2025
(In millions, except per share amounts. Shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance as of June 30, 2025	378,597	$473	$798	46,682	$(5,986)	$9,494	$(3,508)	$132	$1,403
Net income in stockholders' equity(a)	—	—	—	—	—	446	—	7	453
Other comprehensive income, net of tax(a)	—	—	—	—	—	—	10	(3)	7
Stock-based awards exercised or vested	—	—	(12)	(83)	11	—	—	—	(1)
Repurchases of common stock	—	—	—	140	(17)	—	—	—	(17)
Recognition of stock-based compensation	—	—	41	—	—	—	—	—	41
Dividends declared ($1.26 per share)	—	—	—	—	—	(418)	—	—	(418)
Other	—	—	2	—	—	(2)	—	—	—
Balance as of September 30, 2025	378,597	$473	$829	46,739	$(5,992)	$9,520	$(3,498)	$136	$1,468

	Nine Months Ended September 30, 2025
(In millions, except per share amounts. Shares in thousands)	Common Stock Issued		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2024	378,597	$473	$862	46,798	$(5,986)	$9,257	$(3,766)	$135	$975
Net income in stockholders' equity(a)	—	—	—	—	—	1,522	—	16	1,538
Other comprehensive income, net of tax(a)	—	—	—	—	—	—	268	3	271
Stock-based awards exercised or vested	—	—	(153)	(1,114)	141	—	—	—	(12)
Repurchases of common stock	—	—	—	1,055	(140)	—	—	—	(140)
Recognition of stock-based compensation	—	—	111	—	—	—	—	—	111
Dividends declared ($3.78 per share)	—	—	—	—	—	(1,255)	—	(17)	(1,272)
Other	—	—	9	—	(7)	(4)	—	(1)	(3)
Balance as of September 30, 2025	378,597	$473	$829	46,739	$(5,992)	$9,520	$(3,498)	$136	$1,468
(a)    Excludes redeemable interests' share.
See Notes to the Unaudited Interim Condensed Consolidated Financial Statements.

KIMBERLY-CLARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
(In millions)	2026	2025
Operating Activities
Net income	$2,825	$1,539
Depreciation and amortization	544	616
Stock-based compensation	106	115
Deferred income taxes	(177)	204
Net (gains) losses on asset and business dispositions	(1,497)	42
Equity companies' earnings (in excess of) less than dividends paid	(48)	(56)
Operating working capital	265	(679)
Proceeds from long-term license agreement	444	—
Postretirement benefits	1	17
Other	(55)	7
Cash Provided by Operations	2,408	1,805
Investing Activities
Capital spending	(1,039)	(741)
Proceeds from asset and business dispositions	445	12
Investments in time deposits	(210)	(375)
Maturities of time deposits	223	416
Other	29	38
Cash Used for Investing	(552)	(650)
Financing Activities
Cash dividends paid	(1,268)	(1,242)
Change in short-term debt	(274)	414
Debt proceeds	1,329	—
Debt repayments	(400)	(550)
Proceeds from exercise of stock options	—	40
Repurchases of common stock	—	(140)
Cash dividends paid to noncontrolling interests	(15)	(18)
Other	(45)	(75)
Cash Used for Financing	(673)	(1,571)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(10)	29
Change in Cash and Cash Equivalents	1,173	(387)

Cash and cash equivalents from continuing operations - beginning of period	688	1,010
Cash and cash equivalents from discontinued operations - beginning of period(a)	13	11
Cash and Cash Equivalents - Beginning of Period	701	1,021

Cash and cash equivalents from continuing operations - end of period	1,874	617
Cash and cash equivalents from discontinued operations - end of period(a)	—	17
Cash and Cash Equivalents - End of Period	$1,874	$634
(a)    Included in Current assets of discontinued operations for periods prior to the completion of the IFP Transaction.
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
International Family Care and Professional ("IFP") Transaction
On July 1, 2026, all consultation requirements and customary closing conditions set forth in the Equity and Asset Purchase Agreement (the "Purchase Agreement") with Suzano International Holding B.V. ("Buyer"), a wholly-owned subsidiary of Suzano S.A. ("Suzano"), were satisfied and the transaction was completed. Pursuant to the Purchase Agreement, we contributed substantially all of the assets and liabilities of the Company's former International Family Care and Professional ("IFP") segment (the "IFP Business") to FamPro Tissue Holdings B.V. (formerly known as Kimberly-Clark IFP NewCo B.V.), a newly formed joint venture (the "Arbex Joint Venture"). At closing, Buyer acquired a 51% interest in the Arbex Joint Venture for a cash purchase price of approximately $1.3 billion, subject to certain post-closing adjustments, and we retained a 49% equity interest (the "IFP Transaction").
In accordance with ASC 205, Presentation of Financial Statements, we determined the IFP Transaction represented a strategic shift that had a major effect on our operations and financial results. Accordingly, the results of the IFP Business through the closing date are reported as discontinued operations in the accompanying Condensed Consolidated Statements of Income and have been excluded from both continuing operations and segment results for all periods presented. Further, assets and liabilities of the IFP Business were classified as discontinued operations in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2025. The Condensed Consolidated Statements of Comprehensive Income, Stockholders' Equity and Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. Unless otherwise noted, amounts and disclosures in the Notes to the Unaudited Interim Condensed Consolidated Financial Statements reflect only Kimberly-Clark's continuing operations. See Note 3 for additional details.
Highly Inflationary Accounting
GAAP requires the use of highly inflationary accounting for countries whose cumulative three-year inflation exceeds 100%. Under highly inflationary accounting, the countries’ functional currency becomes the U.S. dollar, and its income statement and balance sheet are measured in U.S. dollars using both current and historical rates of exchange.
As of July 1, 2018, we adopted highly inflationary accounting for our subsidiaries in Argentina ("K-C Argentina"). The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net. As of September 30, 2026, K-C Argentina had an immaterial net peso monetary position. Net sales of K-C Argentina were approximately 1% of our net sales for the three and nine months ended September 30, 2026 and 2025.
As of April 1, 2022, we adopted highly inflationary accounting for our subsidiary in Türkiye ("K-C Türkiye"). The effect of changes in exchange rates on lira-denominated monetary assets and liabilities has been reflected in earnings in Other (income) and expense, net. As of September 30, 2026, K-C Türkiye had an immaterial net lira monetary position. Net sales of K-C Türkiye were less than 1% of our net sales for the three and nine months ended September 30, 2026 and 2025.

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
During the second quarter of 2026, our Board of Directors approved an extension of the 2024 Transformation Initiative through the end of 2028. Total pre-tax costs are anticipated to be approximately $1.5 billion, with cash costs expected to be approximately 60% of that amount, primarily related to workforce reductions and other program costs. Expected non-cash charges are primarily related to incremental depreciation and asset write-offs, including losses associated with the expected exit of certain markets. Through September 30, 2026, cumulative pre-tax charges for the 2024 Transformation Initiative were $968 ($750 after-tax).

The following charges were incurred in connection with the 2024 Transformation Initiative:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Cost of products sold:
Charges for workforce reductions	$—	$3	$3	$17
Asset write-offs	—	7	20	27
Incremental depreciation	20	15	51	104
Other exit costs	9	9	19	21
Total	29	34	93	169
Marketing, research and general expenses:
Charges for workforce reductions	3	1	18	16
Other exit costs	21	27	69	73
Total	24	28	87	89
Other (income) and expense, net(a)	2	—	(20)	—
Nonoperating expense	—	—	—	3
Total charges(b)	55	62	160	261
Provision for income taxes	(11)	(12)	(44)	(39)
Net charges	44	50	116	222
Net charges related to noncontrolling interests	(1)	(3)	(2)	(7)
Net charges attributable to Kimberly-Clark Corporation	$43	$47	$114	$215
(a)Other (income) and expense, net includes gains from the sale of manufacturing facilities and associated real estate as part of the 2024 Transformation Initiative.
(b)We do not include 2024 Transformation Initiative charges within our segment operating results. Total impact of these charges to the NA segment would have been $43 and $144 for the three and nine months ended September 30, 2026, respectively (IPC segment amounts were not material); $32 and $36 to the NA and IPC segments, respectively, for the three months ended September 30, 2025; and $117 and $127 to the NA and IPC segments, respectively, for the nine months ended September 30, 2025, with the residual relating to Corporate & Other. See further discussion around our segment operating results in Note 10.
The following summarizes the 2024 Transformation Initiative liabilities activity:

Total
Liabilities as of December 31, 2025	$62
Charges for workforce reductions and other cash exit costs	106
Cash payments	(116)
Currency and other	(11)
Liabilities as of September 30, 2026	$41
2024 Transformation Initiative liabilities are recorded in Accrued expenses and other current liabilities. The charges related to the 2024 Transformation Initiative are reflected within Operating Activities of our Condensed Consolidated Statements of Cash Flows.

Note 3.    Discontinued Operations
As disclosed in Note 1, on July 1, 2026, all consultation requirements and customary closing conditions set forth in the Purchase Agreement were satisfied and the IFP Transaction was completed for a cash purchase price of approximately $1.3 billion, reflecting certain closing cash, working capital, debt and other adjustments described in the Purchase Agreement, and subject to certain post-closing adjustments.
Upon closing, we recognized a pre-tax gain of approximately $1.4 billion during the third quarter of 2026, which is included in Income from Discontinued Operations, Net of Income Taxes, calculated as follows:

Cash proceeds, gross	$1,293
Less:
Long-term intellectual property licenses	(444)
Deferred obligations and other(a)	(33)
Cash proceeds, net	816
Fair value of retained equity interest(b)	1,242
Total purchase price	2,058
Less:
Transaction costs	(49)
Net assets disposed(c)(d)	(875)
Reclassification of cumulative translation adjustment	310
Pre-tax gain	$1,444
(a)Represents other deferred obligations determined to be separate of the divestiture, primarily relating to deferred TSA credits and post-closing accruals.
(b)Fair value of retained equity interest represents a non-cash investing activity.
(c)Immediately prior to the completion of the IFP Transaction, the Company borrowed approximately $1.3 billion under a term loan facility entered into in connection with the IFP Transaction. Upon completion of the IFP Transaction, the related obligations were transferred to the Arbex Joint Venture and became non-recourse to Kimberly-Clark.
(d)Includes approximately $407 of cash and cash equivalents.
Financial Information of Discontinued Operations
The following table presents the components of Income from Discontinued Operations, Net of Income Taxes:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Net Sales	$—	$828	$1,642	$2,416
Cost of products sold	5	579	1,156	1,733
Gross Profit	(5)	249	486	683
Marketing, research and general expenses	47	103	328	297
Other (income) and expense, net(a)	(1,444)	—	(1,442)	2
Operating Profit	1,392	146	1,600	384
Nonoperating expense	—	—	—	—
Income from discontinued operations before income taxes	1,392	146	1,600	384
Provision for income taxes	3	(36)	(164)	(103)
Income from Discontinued Operations, Net of Income Taxes	$1,395	$110	$1,436	$281
(a)Other (income) and expense, net for the three and nine months ended September 30, 2026 includes the pre-tax gain recognized upon the completion of the IFP Transaction.
As a result of the IFP Transaction, we incurred separation costs of $52 and $156 for the three and nine months ended September 30, 2026, respectively, and $17 and $50 for the three and nine months ended September 30, 2025, respectively, which are included in the reported amounts above. These costs were primarily related to external advisory, legal, accounting, contractor and other incremental costs directly related to the IFP Transaction.

The Provision for income taxes for the nine months ended September 30, 2026 includes incremental net tax charges relating to the impacts from an intercompany intellectual property transaction and reorganization activities completed in connection with the IFP Transaction.
The following table presents significant non-cash items and capital expenditures of discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Depreciation and Amortization(a)	$—	$—	$—	$68
Capital Spending	—	27	81	73
(a)The Company ceased depreciating and amortizing the long-lived assets of the IFP Business upon classification as discontinued operations.
The following table presents the components of assets and liabilities classified as discontinued operations:

December 31, 2025
Assets
Cash and cash equivalents	$13
Accounts receivable, net	302
Inventories	383
Other current assets	22
Current Assets of Discontinued Operations	$720

Property, Plant and Equipment, Net	$1,425
Goodwill	179
Other Intangible Assets, Net	7
Other Assets	94
Non-current Assets of Discontinued Operations	$1,705

Liabilities
Debt payable within one year	$4
Trade accounts payable	500
Accrued expenses and other current liabilities	236
Current Liabilities of Discontinued Operations	$740

Long-Term Debt	$18
Non-current Employee Benefits	18
Deferred Income Taxes	32
Other Liabilities	83
Non-current Liabilities of Discontinued Operations	$151
Equity Method Investment
As part of the IFP Transaction, we retained a 49% non-controlling equity interest in the Arbex Joint Venture, which had an initial fair value of approximately $1.2 billion and is accounted for under the equity method of accounting. For the three months ended September 30, 2026, the Arbex Joint Venture's pre-tax loss was $54, and our share of the Arbex Joint Venture's net loss was $20, which is included in Share of net income of equity companies in the Condensed Consolidated Statements of Income.

Joint Venture Agreement and Ancillary Agreements
Upon the completion of the IFP Transaction, K-C, Buyer and the Arbex Joint Venture entered into a joint venture agreement (the "JVA"), which set forth provisions relating to, among other things, the governance of the Arbex Joint Venture following closing, transfer restrictions with respect to the parties’ interests in the Arbex Joint Venture, and the option of Buyer to purchase K-C's equity interests in the Arbex Joint Venture. We also entered into certain ancillary agreements including for the use of certain intellectual property, transition services agreements (the "TSA") and transitional supply arrangements (the "Supply Agreements"). Transactions associated with these ancillary agreements are reported in continuing operations, as discussed further below.
We granted long-term licenses to the Arbex Joint Venture for the use of certain of K-C's global brands, patents, and know-how in manufacturing for a period of up to 30 years (the "IFP Licensed IP Agreement"). Of the cash proceeds received from the IFP Transaction, approximately $444 was attributed to the IFP Licensed IP Agreement based on its estimated fair value. This deferred income will be recognized in Net sales over the contractual term of the agreement. For the three months ended September 30, 2026, license income related to the IFP Licensed IP Agreement was not material.
Pursuant to the TSA, K-C will provide certain services to the Arbex Joint Venture, on an interim, transitional basis from and after the closing for an initial duration of 18 months, with certain extension rights provided therein. The remuneration to be paid for such services is generally intended to allow K-C to recover all of its costs and expenses of providing such services. For the three months ended September 30, 2026, we recognized $23 of cost reimbursements related to services provided under the TSA, which are included in Marketing, research and general expense as a direct offset to the costs incurred related to providing these services.
Pursuant to the Supply Agreements, K-C will manufacture and supply certain products to the Arbex Joint Venture and, similarly, the Arbex Joint Venture will manufacture and supply certain products to K-C for a period of up to 36 months following the closing with certain extension rights provided therein. For the three months ended September 30, 2026, sales to the Arbex Joint Venture under the Supply Agreements resulted in Net sales and Cost of products sold of $23. K-C purchases from the Arbex Joint Venture were not material. Prior to the completion of the IFP Transaction, these transactions were eliminated in the consolidated financial statements as intercompany transactions.
Amounts due from the Arbex Joint Venture and amounts due to the Arbex Joint Venture under the agreements described above were $41 and $17, respectively, as of September 30, 2026.
Note 4.    Acquisitions
Acquisition of Kenvue, Inc.
On November 2, 2025, we entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire the outstanding equity interests of Kenvue, Inc. ("Kenvue"), a global consumer health leader, for stock and cash consideration (the "Kenvue Acquisition"). Under the terms of the Merger Agreement, which was unanimously approved by the Boards of Directors of each of Kimberly-Clark and Kenvue, each share of Kenvue common stock, par value $0.01 per share, issued and outstanding at the close of the Kenvue Acquisition (subject to certain provisions of the Merger Agreement) will be converted into the right to receive (i) 0.14625 shares of Kimberly-Clark common stock, par value $1.25 per share (the "Stock Consideration"), plus (ii) $3.50 in cash (the "Cash Consideration" and, together with the Stock Consideration, the "Merger Consideration"). Furthermore, each Kenvue equity award outstanding immediately prior to the close of the Kenvue Acquisition will be converted into an equivalent K-C equity award, subject to and in accordance with the provisions of the Merger Agreement.
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
On November 2, 2026, we completed the Kenvue Acquisition for Cash Consideration of approximately $6.7 billion. In respect of the Kenvue common stock issued and outstanding immediately prior to the effective time of the Kenvue Acquisition, we have delivered or caused to be delivered approximately 281.1 million shares of K-C common stock to Kenvue shareholders. The Cash Consideration was funded through a combination of cash on hand, proceeds from new debt issuance, and borrowings under our commercial paper program. See Note 12 for further information.

During the three and nine months ended September 30, 2026, we incurred $106 and $263, respectively, of acquisition-related costs in connection with the Kenvue Acquisition, which are included in Marketing, research and general expenses. As of September 30, 2026 and December 31, 2025, Other current assets included deferred share issuance costs of $6. Upon completion of the Kenvue Acquisition, as discussed above, these costs were recognized in Additional paid-in capital.
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
During the nine months ended September 30, 2026 and for the full year 2025, there were no significant transfers to or from level 3 fair value determinations.
Derivative assets and liabilities are measured on a recurring basis at fair value. As of September 30, 2026 and December 31, 2025, derivative assets were $235 and $81, respectively, and derivative liabilities were $215 and $191, respectively. The fair values of derivatives used to manage interest rate risk and commodity price risk are based on the Secured Overnight Financing Rate ("SOFR") and interest rate swap curves and on commodity price quotations, respectively. The fair values of hedging instruments used to manage foreign currency risk are based on published quotations of spot currency rates and forward points, which are converted into implied forward currency rates. Measurement of our derivative assets and liabilities is considered a level 2 measurement. See Note 9 for additional information on our use of derivative instruments.
Redeemable preferred securities of subsidiaries are measured on a recurring basis at their estimated redemption values, which approximate fair value. As of September 30, 2026 and December 31, 2025, the securities were valued at $22. The securities are not traded in active markets, and their measurement is considered a level 3 measurement.
Company-owned life insurance ("COLI") assets are measured on a recurring basis at fair value. COLI assets were $70 and $71 as of September 30, 2026 and December 31, 2025, respectively. The COLI policies are a source of funding primarily for our nonqualified employee benefits and are included in Other Assets in the Condensed Consolidated Balance Sheets. The COLI policies are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.

The following table includes the fair value of our financial instruments for which disclosure of fair value is required:

	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		September 30, 2026		December 31, 2025
Assets
Cash and cash equivalents(a)	1	$1,874	$1,874	$688	$688
Time deposits(b)	1	87	87	94	94
Liabilities
Short-term debt(c)	2	10	10	282	282
Long-term debt(d)	2	6,481	5,755	6,886	6,491
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
Note 6.    Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. As a result, during the three months ended September 30, 2025, we recorded incremental tax charges of approximately $130 primarily relating to a valuation allowance on U.S. foreign tax credits generated in 2025 and prior. Of these total charges, approximately $96 was associated with the realizability of U.S. foreign tax credits generated prior to 2025.
The effective tax rate for the three months ended September 30, 2026 and 2025 was 20.2% and 45.4%, respectively, and 27.5% and 30.6% for the nine months ended September 30, 2026 and 2025, respectively. The decreases relative to the prior periods were primarily driven by the valuation allowance charges relating to the enactment of OBBBA discussed above.
See Note 14, Income Taxes, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025 for further information regarding OBBBA.

Note 7.    Earnings Per Share
Basic and diluted earnings per share ("EPS") were calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share amounts)	2026	2025	2026	2025
Income from Continuing Operations	$405	$344	$1,389	$1,258
Less: Net income attributable to noncontrolling interests	(7)	(8)	(22)	(17)
Income from Continuing Operations Attributable to Kimberly-Clark Corporation	398	336	1,367	1,241
Income from Discontinued Operations, Net of Income Taxes	1,395	110	1,436	281
Net Income Attributable to Kimberly-Clark Corporation	$1,793	$446	$2,803	$1,522

Weighted-Average Common Shares
Basic	332.6	331.8	332.3	331.9
Dilutive effect of stock options and restricted share unit awards	1.1	1.3	1.1	1.3
Diluted	333.7	333.1	333.4	333.2

Basic:
Continuing operations	$1.20	$1.01	$4.11	$3.74
Discontinued operations	4.19	0.33	4.33	0.85
Basic Earnings per Share	$5.39	$1.34	$8.44	$4.59

Diluted:
Continuing operations	$1.19	$1.01	$4.10	$3.73
Discontinued operations	4.18	0.33	4.31	0.84
Diluted Earnings per Share	$5.37	$1.34	$8.41	$4.57
We use the treasury stock method to calculate the dilutive effect of our outstanding stock-based awards. Options outstanding not included in the computation of diluted EPS because their exercise price was greater than the average market price of the common shares were 2.1 million and 2.3 million for the three and nine months ended September 30, 2026, respectively, and 1.9 million and 1.1 million for the three and nine months ended September 30, 2025, respectively. The number of common shares outstanding as of September 30, 2026 and 2025 was 332.6 million and 331.9 million, respectively.
Note 8.    Stockholders' Equity
Net unrealized currency gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries, except those in highly inflationary economies, are recorded in Accumulated Other Comprehensive Income ("AOCI"). For these operations, changes in exchange rates generally do not affect cash flows; therefore, unrealized translation adjustments are recorded in AOCI rather than net income. Upon sale or substantially complete liquidation of any of these subsidiaries, the applicable unrealized translation adjustment would be removed from AOCI and reported as part of the gain or loss on the sale or liquidation. The change in unrealized translation for the nine months ended September 30, 2026 was primarily due to amounts reclassified as part of the substantial liquidation of certain subsidiaries as part of the IFP Transaction and the strengthening of the U.S. dollar versus various foreign currencies.
Also included in unrealized translation amounts are the effects of foreign exchange rate changes on intercompany balances of a long-term investment nature and transactions designated as hedges of net foreign investments.

The changes in the components of AOCI attributable to Kimberly-Clark, net of tax, are as follows:

	Unrealized Translation		Defined Benefit Pension Plans		Other Postretirement Benefit Plans		Cash Flow Hedges
Balance as of December 31, 2024	$(3,068)		$(775)		$47		$30
Other comprehensive income (loss) before reclassifications	355		(22)		4		(117)
(Income) loss reclassified from AOCI	—		25	(a)	(3)	(a)	26	(b)
Net current period other comprehensive income (loss)	355		3		1		(91)
Balance as of September 30, 2025	$(2,713)		$(772)		$48		$(61)

Balance as of December 31, 2025	$(2,673)		$(758)		$47		$(60)
Other comprehensive income (loss) before reclassifications	(39)		6		22		92
(Income) loss reclassified from AOCI	(310)	(c)	24	(a)	(4)	(a)	46	(b)
Net current period other comprehensive income (loss)	(349)		30		18		138
Balance as of September 30, 2026	$(3,022)		$(728)		$65		$78
(a)    Included in Nonoperating expense as part of the computation of net periodic benefit costs.
(b)    Included in Interest expense, Cost of products sold or Other (income) and expense, net, based on the income statement line that the hedged exposure affects earnings.
(c)    Included in Other (income) and expense, net, as part of the gain recognized on the IFP Transaction during the third quarter of 2026 and reported within Income from Discontinued Operations, Net of Income Taxes (see Note 3).
Note 9.    Objectives and Strategies for Using Derivatives
As a multinational enterprise, we are exposed to financial risks, such as changes in foreign currency exchange rates, interest rates, and commodity prices. We employ a number of practices to manage these risks, including operating and financing activities and, where appropriate, the use of derivative instruments.
As of September 30, 2026 and December 31, 2025, derivative assets were $235 and $81, respectively, and derivative liabilities were $215 and $191, respectively, primarily comprised of foreign currency exchange, interest rate and commodity price contracts. Derivative assets are recorded in Other current assets or Other Assets, as appropriate, and derivative liabilities are recorded in Accrued expenses and other current liabilities or Other Liabilities, as appropriate.
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

Commodity Price Risk
We use derivative instruments, such as commodity forward and price swap contracts, to hedge a portion of our exposure to market risk arising from changes in prices of certain commodities. These derivatives are primarily designated as cash flow hedges of specific quantities of the underlying commodity expected to be purchased in future months. In addition, we utilize negotiated contracts of varying durations along with strategic pricing mechanisms to manage volatility for a portion of our commodity costs. We also enter into undesignated commodity derivative contracts to economically hedge commodity price volatility for certain input and transportation costs.
Fair Value Hedges
Derivative instruments that are designated and qualify as fair value hedges are predominantly used to manage interest rate risk. The fair values of these derivative instruments are recorded as an asset or liability, as appropriate, with the offset recorded in Interest expense. The offset to the change in fair values of the related debt is also recorded in Interest expense. Any realized gain or loss on the derivatives that hedge interest rate risk is amortized to Interest expense over the life of the related debt. As of September 30, 2026, the aggregate notional values and carrying values of debt subject to outstanding interest rate contracts designated as fair value hedges were $300 and $275, respectively. For the three and nine months ended September 30, 2026 and 2025, gains or losses recognized in Interest expense for interest rate swaps were not material.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is initially recorded in AOCI, net of related income taxes, and recognized in earnings in the same income statement line and period that the hedged exposure affects earnings.
Foreign Exchange and Commodity Contracts
As of September 30, 2026, the aggregate notional value of outstanding foreign exchange and commodity derivative contracts designated as cash flow hedges was $2.3 billion. The maximum maturity of foreign exchange and commodity derivative contracts in place as of September 30, 2026 is August 2029.
Unrealized losses of $42 and $9 were recorded in AOCI for the three months ended September 30, 2026 and 2025, respectively. Unrealized losses of $22 and $153 were recorded in AOCI for the nine months ended September 30, 2026 and 2025, respectively. Losses of $8 and $17 for the three months ended September 30, 2026 and 2025, respectively, and losses of $52 and $34 for the nine months ended September 30, 2026 and 2025, respectively, were reclassified from AOCI to Income from Discontinued Operations, Net of Income Taxes (discussed further below), Other (income) and expense, net and Cost of products sold.
For the three and nine months ended September 30, 2026, and the three months ended September 30, 2025, no material gains or losses were reclassified from AOCI into earnings as a result of the discontinuance of cash flow hedge accounting. For the nine months ended September 30, 2025, we discontinued cash flow hedge accounting for certain foreign exchange and commodity instruments with a notional value of $694 because the forecasted transactions were no longer probable of occurring due to the IFP Transaction. As a result, pre-tax losses of $20 were reclassified from AOCI into Income from Discontinued Operations, Net of Income Taxes.
Forward-Starting Interest Rate Swap Contracts
In the second quarter of 2026, we entered into $4.3 billion of aggregate notional forward-starting interest rate swaps in anticipation of the issuance of fixed-rate debt in connection with the Kenvue Acquisition. The gains or losses initially recorded in AOCI will be amortized and recorded in Interest expense over the term of the hedged debt. Unrealized gains of $183 and $159 were recorded in AOCI for the three and nine months ended September 30, 2026, respectively. Subsequent to September 30, 2026, we settled these instruments in connection with the issuance of senior unsecured notes to fund the Cash Consideration. See Note 12 for further information.
As of September 30, 2026, losses associated with our cash flow hedges expected to be reclassified from AOCI into Interest expense, Cost of products sold or Other (income) and expense, net during the next twelve months are $14.
Net Investment Hedges
For derivative instruments that are designated and qualify as net investment hedges, unrealized gains and losses related to changes in fair value of net investment hedges are recorded in AOCI and offset the change in the value of the net investment being hedged. As of September 30, 2026, the aggregate notional value of these instruments was

$1.8 billion. We exclude the interest accruals on cross-currency swap contracts and the forward points on foreign exchange forward contracts from the assessment and measurement of hedge effectiveness. Interest accruals on cross-currency swap contracts are recognized in earnings within Interest expense. We amortize the forward points on foreign exchange contracts into earnings within Interest expense over the life of the hedging relationship. Unrealized losses of $46 and gains of $29 were recorded in AOCI for the three months ended September 30, 2026 and 2025, respectively. Unrealized losses of $31 and $119 were recorded in AOCI for the nine months ended September 30, 2026 and 2025, respectively. For the three and nine months ended September 30, 2026 and 2025, no material amounts were reclassified from AOCI to Interest expense.
For the three and nine months ended September 30, 2026 and 2025, no material amounts were excluded from the assessment of net investment, fair value or cash flow hedge effectiveness.
Undesignated Hedging Instruments
Gains and losses on undesignated hedging instruments are immediately recognized in earnings as a component of Other (income) and expense, net, for our foreign exchange contracts and Cost of products sold for our commodity contracts. Losses of $7 and $10 were recorded for the three months ended September 30, 2026 and 2025, respectively. Losses of $10 and gains of $52 were recorded for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the notional amount of these undesignated derivative instruments was approximately $4.3 billion.
Note 10.    Segment Reporting
The Company's continuing operations are organized by operating segments aggregated into two reportable segments defined by geographic region: North America ("NA") and International Personal Care ("IPC").
The reportable segments were determined in accordance with how our Chief Executive Officer, who is our chief operating decision maker ("CODM"), develops and executes global strategies to drive growth and profitability. These strategies include global plans for branding and product positioning, technology, research and development programs, cost reductions including supply chain management, and capacity and capital investments for each of these businesses. The primary measure of segment profitability utilized by our CODM is segment operating profit. Our CODM uses this measure to assess the operating results and performance of our segments, perform analytical comparisons to budget and allocate resources to each segment. Segment operating profit excludes Corporate & Other, which primarily encompasses certain unallocated general corporate expenses, impairment charges, one-time (gains) or losses associated with acquisitions and divestitures, costs related to our reorganization activities that are not associated with the ongoing operations of the segments, unrealized gains and losses on undesignated commodity hedges, which are initially recorded in Corporate & Other and reclassified to segment operating results when realized, certain operations of the former IFP segment that were divested prior to the IFP Transaction and costs previously allocated to the former IFP segment that aren't reported as discontinued operations. Our CODM does not use assets by segment to evaluate performance or allocate resources. Therefore, we do not disclose assets by segment.
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

The tables below present net sales and the significant expense categories that are included in Segment Operating Profit and regularly provided to our CODM:

	Three Months Ended September 30, 2026
	NA	IPC	Total
Net Sales	$2,738	$1,396	$4,134

Cost of Products Sold	1,674	985	2,659
Advertising and Promotion Expense	168	85	253
Research, Selling and General Expense	239	180	419
Other (Income) and Expense, net(a)	—	2	2
Segment Operating Profit	$657	$144	$801
Corporate & Other			(285)
Total Operating Profit			$516

	Nine Months Ended September 30, 2026
	NA	IPC	Total
Net Sales	$8,087	$4,399	$12,486

Cost of Products Sold	4,791	2,980	7,771
Advertising and Promotion Expense	534	297	831
Research, Selling and General Expense	757	544	1,301
Other (Income) and Expense, net(a)	—	3	3
Segment Operating Profit	$2,005	$575	$2,580
Corporate & Other			(678)
Total Operating Profit			$1,902

	Three Months Ended September 30, 2025
	NA	IPC	Total
Net Sales	$2,714	$1,436	$4,150

Cost of Products Sold	1,655	957	2,612
Advertising and Promotion Expense	184	90	274
Research, Selling and General Expense	235	173	408
Other (Income) and Expense, net(a)	—	2	2
Segment Operating Profit	$640	$214	$854
Corporate & Other			(233)
Total Operating Profit			$621
(a)    Other (income) and expense, net primarily includes the effects of changes in exchange rates on monetary assets and liabilities for subsidiaries where we have adopted highly inflationary accounting.

	Nine Months Ended September 30, 2025
	NA	IPC	Total
Net Sales	$8,112	$4,255	$12,367

Cost of Products Sold	4,860	2,830	7,690
Advertising and Promotion Expense	519	293	812
Research, Selling and General Expense	760	529	1,289
Other (Income) and Expense, net(a)	—	6	6
Segment Operating Profit	$1,973	$597	$2,570
Corporate & Other			(726)
Total Operating Profit			$1,844
(a)    Other (income) and expense, net primarily includes the effects of changes in exchange rates on monetary assets and liabilities for subsidiaries where we have adopted highly inflationary accounting.
Depreciation and amortization expense by segment:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
NA	$131	$115	$392	$343
IPC	53	61	152	196
Total Segment Depreciation and Amortization	184	176	544	539
Corporate & Other	—	—	—	9
Total(a)	$184	$176	$544	$548
(a)    Excludes discontinued operations. See Note 3 for depreciation and amortization of discontinued operations.
Capital spending by segment:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
NA	$196	$181	$739	$465
IPC	32	36	123	107
Total Segment Capital Spending	228	217	862	572
Corporate & Other	35	96	96	96
Total(a)	$263	$313	$958	$668
(a)    Excludes discontinued operations. See Note 3 for capital spending of discontinued operations.
Sales of Principal Products:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Baby and Child Care	$1,599	$1,685	$5,047	$5,090
Family Care	1,066	1,036	3,121	3,060
Professional	482	474	1,418	1,385
Adult Care	512	490	1,488	1,458
Feminine Care	433	431	1,307	1,286
All other	42	34	105	88
Total	$4,134	$4,150	$12,486	$12,367

Note 11.    Supplemental Balance Sheet Data
The following schedule presents a summary of inventories by major class:

	September 30, 2026			December 31, 2025
	LIFO	Non-LIFO	Total	LIFO	Non-LIFO	Total
Raw materials	$115	$237	$352	$114	$197	$311
Work in process	113	39	152	111	38	149
Finished goods	536	494	1,030	484	468	952
Supplies and other	—	253	253	—	254	254
	764	1,023	1,787	709	957	1,666
Excess of FIFO or weighted-average cost over LIFO cost	(208)	—	(208)	(191)	—	(191)
Total	$556	$1,023	$1,579	$518	$957	$1,475
Inventories are valued at the lower of cost or net realizable value, determined on the FIFO or weighted-average cost methods, and at the lower of cost or market, determined on the LIFO cost method.
The following schedule presents a summary of property, plant and equipment, net:

	September 30, 2026	December 31, 2025
Land	$145	$134
Buildings	2,650	2,354
Machinery and equipment	13,088	12,820
Construction in progress	1,274	1,201
	17,157	16,509
Less accumulated depreciation	(10,090)	(9,734)
Total	$7,067	$6,775
Supplier Finance Program
We have a supplier finance program managed through two global financial institutions under which we agree to pay the financial institutions the stated amount of confirmed invoices from our participating suppliers on the invoice due date. We, or the global financial institutions, may terminate our agreements at any time upon 30 days written notice. The global financial institutions may terminate our agreements at any time upon three days written notice in the event there are insufficient funds available for disbursement. We do not provide any forms of guarantees under these agreements. Supplier participation in the program is solely up to the supplier, and the participating suppliers negotiate their arrangements directly with the global financial institutions. We have no economic interest in a supplier’s decision to participate in the program, and their participation has no bearing on our payment terms or amounts due. The payment terms that we have with our suppliers under this program generally range from 75 to 180 days and are considered commercially reasonable. The outstanding amount related to the suppliers participating in this program was $836 and $1.1 billion as of September 30, 2026 and December 31, 2025, respectively. The balance as of December 31, 2025 included $184 reported within discontinued operations. Amounts are recorded within Trade accounts payable and Current liabilities of discontinued operations.
Note 12.    Subsequent Events
Senior Notes Offering
On October 29, 2026, we completed a private offering (the "Offering") of senior unsecured notes (the "Notes") in an aggregate principal amount of $4.9 billion. The Notes consist of $750 of 5.10% Notes due 2028, $1.0 billion of 5.30% Notes due 2029, $1.25 billion of 5.45% Notes due 2031, $750 of 5.65% Notes due 2034 and $1.15 billion of 5.80% Notes due 2036. We used the net proceeds from the Offering, together with cash on hand and borrowings under our commercial paper program of approximately $1.0 billion, to fund the Cash Consideration and related fees and expenses of the Kenvue Acquisition.
Kenvue Integration Program
On October 30, 2026, in connection with the Kenvue Acquisition, our Board of Directors approved the Kenvue Integration Program (the "Program") which is intended to achieve certain operating profit synergies by 2030. Actions contemplated under the Program commenced on November 2, 2026 and are expected to be completed by

December 31, 2029. The Program is expected to result in cumulative pre-tax charges of approximately $3.1 billion ($2.5 billion cash and $0.6 billion non-cash) over this period, with cash charges primarily related to supply chain network optimization (approximately $800), enterprise resource planning and technology integration (approximately $600), workforce optimization (approximately $400), advisory services (approximately $400) and program management and other restructuring and integration costs (approximately $300). Non-cash charges are primarily related to supply chain network optimization.
Kenvue Acquisition
On November 2, 2026, we completed the Kenvue Acquisition for Cash Consideration of approximately $6.7 billion. In respect of the Kenvue common stock issued and outstanding immediately prior to the effective time of the Kenvue Acquisition, we have delivered or caused to be delivered approximately 281.1 million shares of K-C common stock to Kenvue shareholders. The acquisition will be accounted for as a business combination under ASC 805, Business Combinations. Given the close proximity between the transaction closing date and the filing of this Quarterly Report on Form 10-Q, the preliminary purchase price allocation is not yet complete. The initial accounting for this acquisition, including the determination of the estimated fair value of converted Kenvue equity awards attributable to pre-combination service and the purchase price allocation, will be provided in our Annual Report on Form 10-K for the year ending December 31, 2026. Kenvue's results will be included in our consolidated financial statements from the acquisition date.
In connection with the Kenvue Acquisition, on November 4, 2026, we completed the previously announced exchange offers and consent solicitations for Kenvue's $7.0 billion aggregate principal amount of outstanding senior notes (the "Kenvue Notes"). Holders of Kenvue Notes validly tendered approximately $6.4 billion, or approximately 91.1%, of the Kenvue Notes and, on November 4, 2026, we issued a like-amount of new senior notes. The aggregate principal amount of Kenvue Notes that remained outstanding following the settlement of the exchange offers was approximately $0.6 billion and will be reflected in our consolidated total debt following the acquisition.
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
This Management's Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations is intended to provide investors with an understanding of our recent performance, financial condition, cash flows and future prospects. The following MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 and the Unaudited Interim Condensed Consolidated Financial Statements and related notes contained in this Quarterly Report on Form 10-Q. Our analysis compares results for the three and nine months ended September 30, 2026 to the same periods in 2025. As discussed in the Notes to the Unaudited Interim Condensed Consolidated Financial Statements, the results and related assets and liabilities of the IFP Business are reported as discontinued operations. As a result, unless specifically stated, all discussions included below reflect continuing operations for all periods presented. Any reference to "N.M." indicates the calculation is not meaningful. Amounts are reported in millions of dollars, except per share amounts, unless otherwise noted. The following will be discussed and analyzed:
•Overview of Business and Recent Developments
•Results of Operations
•Liquidity and Capital Resources
Throughout this MD&A, we refer to financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S. ("GAAP") and are therefore referred to as non-GAAP financial measures. We believe these measures provide our investors with additional information about our underlying results and trends, as well as insight to some of the financial measures used to evaluate management. For additional information and reconciliations to the most closely comparable financial measures presented in our Unaudited Interim Condensed Consolidated Financial Statements, which are calculated in accordance with GAAP, see "Summary of Non-GAAP Financial Measures" below.
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

China Diapers Social Media Disruption
During the second quarter of 2026, false allegations regarding the quality of certain diaper brands in the China market emerged and were carried across social media channels. Recent findings from Chinese authorities refuted these allegations and confirmed the quality and safety of such products. While recovery will take time, these findings reinforce our confidence in the safety of our products. These false allegations significantly affected our diaper sales in China during the second and third quarters of 2026 and are expected to further impact sales and profits in the near term. As consumer demand stabilizes, we remain focused on rebuilding trust through transparent communication, continued investment behind our brands, and disciplined execution.
Conflict in the Middle East
Ongoing geopolitical conflicts in the Middle East have led to disruptions in global energy supplies and volatility in global energy prices, including the prices for certain raw materials that are principally derived from petroleum, which may contribute to inflationary pressures, disrupt global supply chains and adversely impact consumer spending patterns. For the full year, we estimate incremental input costs of approximately $250 (prior to consideration of mitigation actions). We are continuing to evaluate the evolving macroeconomic environment and our ability to mitigate the impact on our business, consolidated results of operations and financial condition.
Acquisition of Kenvue, Inc.
On November 2, 2025, we entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire the outstanding equity interests of Kenvue, Inc. ("Kenvue"), a global consumer health leader, for stock and cash consideration (the "Kenvue Acquisition"). Under the terms of the Merger Agreement, which was unanimously approved by the Boards of Directors of each of Kimberly-Clark and Kenvue, each share of Kenvue common stock, par value $0.01 per share, issued and outstanding at the close of the Kenvue Acquisition (subject to certain provisions of the Merger Agreement) will be converted into the right to receive (i) 0.14625 shares of Kimberly-Clark common stock, par value $1.25 per share (the "Stock Consideration"), plus (ii) $3.50 in cash (the "Cash Consideration" and, together with the Stock Consideration, the "Merger Consideration"). Furthermore, each Kenvue equity award outstanding immediately prior to the close of the Kenvue Acquisition will be converted into an equivalent K-C equity award, subject to and in accordance with the provisions of the Merger Agreement.
On November 2, 2026, we completed the Kenvue Acquisition for Cash Consideration of approximately $6.7 billion. In respect of the Kenvue common stock issued and outstanding immediately prior to the effective time of the Kenvue Acquisition, we have delivered or caused to be delivered approximately 281.1 million shares of K-C common stock to Kenvue shareholders. The Cash Consideration was funded through a combination of cash on hand, proceeds from new debt issuance, and borrowings under our commercial paper program.
During the three and nine months ended September 30, 2026, we incurred $106 and $263, respectively, of acquisition-related costs in connection with the Kenvue Acquisition, which are included in Marketing, research and general expenses. See Item 1, Notes 4 and 12 to the Unaudited Interim Condensed Consolidated Financial Statements for further information.
Kenvue Integration Program
On October 30, 2026, in connection with the Kenvue Acquisition, our Board of Directors approved the Kenvue Integration Program (the "Program") which is intended to achieve certain operating profit synergies by 2030. Actions contemplated under the Program commenced on November 2, 2026 and are expected to be completed by December 31, 2029. The Program is expected to result in cumulative pre-tax charges of approximately $3.1 billion ($2.5 billion cash and $0.6 billion non-cash) over this period, with cash charges primarily related to supply chain network optimization (approximately $800), enterprise resource planning and technology integration (approximately $600), workforce optimization (approximately $400), advisory services (approximately $400) and program management and other restructuring and integration costs (approximately $300). Non-cash charges are primarily related to supply chain network optimization.

International Family Care and Professional ("IFP") Transaction
On July 1, 2026, all consultation requirements and customary closing conditions set forth in the Equity and Asset Purchase Agreement (the "Purchase Agreement") with Suzano International Holding B.V. ("Buyer"), a wholly-owned subsidiary of Suzano S.A. ("Suzano"), were satisfied and the transaction was completed. Pursuant to the Purchase Agreement, we contributed substantially all of the assets and liabilities of the Company's former IFP segment (the "IFP Business") to FamPro Tissue Holdings B.V. (formerly known as Kimberly-Clark IFP NewCo B.V.), a newly formed joint venture (the "Arbex Joint Venture"). At closing, Buyer acquired a 51% interest in the Arbex Joint Venture for a cash purchase price of approximately $1.3 billion, subject to certain post-closing adjustments, and we retained a 49% equity interest (the "IFP Transaction"). As a result, the results of the IFP Business through the closing date and applicable assets and liabilities as of December 31, 2025 are reported as discontinued operations in the Company's financial statements and excluded from segment results for all periods presented. Beginning in the third quarter of 2026, our share of the Arbex Joint Venture's income is reported in Share of net income of equity companies in the Condensed Consolidated Statements of Income. See Item 1, Notes 1 and 3 to the Unaudited Interim Condensed Consolidated Financial Statements for further information.
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
The transformation is expected to impact our organization in all major geographies, and workforce reductions are expected to be in the range of 4% to 5%. Certain actions under the 2024 Transformation Initiative are being finalized for implementation, and accounting for such actions will commence when the actions are authorized for execution. During the second quarter of 2026, our Board of Directors approved an extension of the 2024 Transformation Initiative through the end of 2028. Total pre-tax savings are expected to be $3.0 billion in gross productivity; inclusive of input cost and manufacturing cost savings, and $200 in selling, general and administrative expenses. Total pre-tax costs are anticipated to be approximately $1.5 billion, with cash costs expected to be approximately 60% of that amount, primarily related to workforce reductions and other program costs. Expected non-cash charges are primarily related to incremental depreciation and asset write-offs, including losses associated with the expected exit of certain markets. For the three months ended September 30, 2026 and 2025, total 2024 Transformation Initiative charges were $55 pre-tax ($44 after-tax) and $62 pre-tax ($50 after-tax), respectively. For the nine months ended September 30, 2026 and 2025, total 2024 Transformation Initiative charges were $160 pre-tax ($116 after-tax), and $261 pre-tax ($222 after-tax), respectively. Through September 30, 2026, cumulative pre-tax charges for the 2024 Transformation Initiative were $968 ($750 after-tax), and substantially all expected selling, general and administrative expense savings have been realized or approved for action program to date.

Results of Operations
Consolidated Results
Summary of Results

	Three Months Ended September 30			Nine Months Ended September 30
	2026	2025	% Change	2026	2025	% Change
Net Sales	$4,134	$4,150	(0.4)%	$12,486	$12,367	1.0%
Gross Profit	1,441	1,493	(3.5)%	4,578	4,458	2.7%
Operating Profit	516	621	(16.9)%	1,902	1,844	3.1%
Provision for income taxes	(95)	(248)	(61.7)%	(476)	(495)	(3.8)%
Income from Continuing Operations	405	344	17.7%	1,389	1,258	10.4%
Income from Discontinued Operations, Net of Income Taxes	1,395	110	N.M.	1,436	281	411.0%
Net Income Attributable to Kimberly-Clark Corporation	1,793	446	302.0%	2,803	1,522	84.2%
Diluted Earnings per Share from Continuing Operations	1.19	1.01	17.8%	4.10	3.73	9.9%
Diluted Earnings per Share from Discontinued Operations	4.18	0.33	N.M.	4.31	0.84	413.1%

Adjusted Results - Continuing Operations

	Three Months Ended September 30			Nine Months Ended September 30
	2026	2025	% Change	2026	2025	% Change
Adjusted Gross Profit(a)	$1,468	$1,527	(3.9)%	$4,669	$4,627	0.9%
Adjusted Operating Profit(a)	677	683	(0.9)%	2,166	2,102	3.0%
Adjusted Earnings per Share(a)	1.70	1.45	17.2%	5.10	4.70	8.5%
Adjusted Effective Tax Rate(a)	19.5%	26.5%	(7.0)%	22.3%	22.6%	(0.3)%
(a)    Adjusted amounts are non-GAAP financial measures. See "Summary of Non-GAAP Financial Measures" below for reconciliations of our GAAP to Non-GAAP measures.
Net Sales
Drivers of the changes in net sales were:

Percent Change in Net Sales	Volume	Mix/Other	Net Price	Divestitures and Business Exits(c)	Currency Translation	Total(a)	Organic(b)
Three Months Ended	(0.3)	0.1	(1.1)	0.7	0.3	(0.4)	(1.3)
Nine Months Ended	0.7	0.3	(0.7)	(0.5)	1.1	1.0	0.3
(a)    Total may not sum across due to rounding.
(b)    Represents the change in net sales excluding the impacts of currency translation and divestitures and business exits. Organic Sales Growth is a non-GAAP financial measure. See "Summary of Non-GAAP Financial Measures" below for reconciliations of our GAAP to non-GAAP measures.
(c)    Impact of the exit of the Company's private label diaper business in the United States and other exited businesses and markets in conjunction with the 2024 Transformation Initiative. Also includes the impact of sales recognized under the Supply Agreements with the Arbex Joint Venture formed as part of the IFP Transaction.
Net sales of $4.1 billion for the three months ended September 30, 2026 were relatively flat compared to the prior year, as favorable impacts from sales recognized under the Supply Agreements with the Arbex Joint Venture and favorable currency impacts were offset by a decline in organic sales. Organic sales decreased 1.3%, primarily driven by lower pricing, while volumes were slightly down 0.3% driven by an approximately 270 basis point headwind from the China social media disruption.

Net sales of $12.5 billion for the nine months ended September 30, 2026 increased 1.0% primarily driven by favorable currency impacts. Organic sales increased 0.3%, as volume and mix gains were partially offset by lower pricing.
Gross profit of $1.4 billion for the three months ended September 30, 2026 decreased 3.5%, while gross margin of 34.9% decreased 110 basis points. Gross margin in the current and prior year included approximately 70 basis points and 80 basis points, respectively, of charges related to the 2024 Transformation Initiative, primarily for incremental depreciation expense and asset write-offs. Excluding these charges, adjusted gross margin decreased 130 basis points to 35.5%. The decrease was primarily due to unfavorable pricing net of cost inflation and supply chain related investments, partially offset by gross productivity savings from integrated margin management of approximately $115.
Gross profit of $4.6 billion for the nine months ended September 30, 2026 increased 2.7%, while gross margin of 36.7% increased 70 basis points. Gross margin in the current and prior year included approximately 70 basis points and 140 basis points, respectively, of charges related to the 2024 Transformation Initiative, primarily for incremental depreciation expense and asset write-offs. Excluding these charges, adjusted gross margin of 37.4% was flat compared to the prior year, as one-time tariff refunds and gross productivity savings from integrated margin management of approximately $350 were largely offset by unfavorable pricing net of cost inflation and supply chain related investments.
Operating profit for the three months ended September 30, 2026 was $516 compared to $621 in the prior year. Results included charges related to the 2024 Transformation Initiative of $55 and $62 for the three months ended September 30, 2026 and 2025, respectively. Results in current quarter also included charges of $106 related to the Kenvue Acquisition.
Operating profit for the nine months ended September 30, 2026 was $1.9 billion compared to $1.8 billion in the prior year. Results included charges related to the 2024 Transformation Initiative of $160 and $258 for the nine months ended September 30, 2026 and 2025, respectively. Results in the current year also included charges of $263 related to the Kenvue Acquisition, a benefit of $120 related to the settlement of insurance claims from a previous acquisition and a benefit of $37 related to Brazil business tax credits.
Excluding these items, adjusted operating profit for the three and nine months ended September 30, 2026 was $677 and $2.2 billion, respectively, compared to $683 and $2.1 billion in the prior year.
Drivers of the changes in adjusted operating profit were:

Percent Change in Adjusted Operating Profit	Volume	Net Price	Input Costs	Other Manufacturing Costs(a)	Currency Translation	Other(b)	Total(c)
Three Months Ended	(1.0)	(6.7)	(11.1)	10.1	0.2	7.6	(0.9)
Nine Months Ended	(1.2)	(4.1)	(5.1)	9.7	1.3	2.4	3.0
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
Adjusted operating profit for the three months ended September 30, 2026 decreased 0.9% driven by unfavorable pricing net of cost inflation and headwinds from the China social media disruption of approximately 530 basis points, partially offset by lower marketing, research and general expenses.
Adjusted operating profit for the nine months ended September 30, 2026 increased 3.0%, primarily driven by favorable currency impacts, partially offset by headwinds from the China social media disruption of approximately 210 basis points.
Income from Continuing Operations
Income from Continuing Operations for the three and nine months ended September 30, 2026 was $405 and $1.4 billion, respectively, compared to $344 and $1.3 billion in the prior year, driven primarily by changes in operating profit discussed above and lower income tax expense.
The effective tax rate for the three and nine months ended September 30, 2026 was 20.2% and 27.5%, respectively, compared to 45.4% and 30.6% in the prior year. The decreases in each period were primarily driven by incremental tax charges in the prior year as a result of the One Big Beautiful Bill Act ("OBBBA") relating to a valuation allowance on U.S. foreign tax credits and benefits in the current year from certain tax initiatives. The adjusted effective tax rate for the three and nine months ended September 30, 2026 was 19.5% and 22.3%, respectively, compared to 26.5% and 22.6% in the prior year.
Our share of net income of equity companies for the three and nine months ended September 30, 2026 was $29 and $137, respectively, compared to $46 and $137 in the prior year. The decrease for the three months ended September 30, 2026 was primarily driven by our share of the Arbex Joint Venture's net loss of $20, which was inclusive of $51 pre-tax ($38 after-tax) of acquisition accounting and restructuring charges. This loss was offset in the year to date period by higher earnings from Kimberly-Clark de Mexico, S.A.B. de C.V., primarily reflecting favorable currency impacts.
Diluted earnings per share for the three months ended September 30, 2026 were $1.19 compared to $1.01 in the prior year, reflective of the lower effective tax rate during the period discussed above. Adjusted diluted earnings per share for the three months ended September 30, 2026 were $1.70, representing a 17.2% increase compared to the prior year, primarily driven by lower net interest expense and a lower adjusted effective tax rate.
Diluted earnings per share for the nine months ended September 30, 2026 were $4.10 compared to $3.73 in the prior year, reflective of higher operating profit and lower net interest expense. Adjusted diluted earnings per share for the nine months ended September 30, 2026 were $5.10, representing an 8.5% increase compared to the prior year, driven by higher adjusted operating profit and lower net interest expense.
Income from Discontinued Operations, Net of Income Taxes
Income from discontinued operations, net of income taxes for the three and nine months ended September 30, 2026 was $1.4 billion compared to $110 and $281 in the prior year. The increase was primarily driven by the pre-tax gain of approximately $1.4 billion recognized upon completion of the IFP Transaction, partially offset by the inclusion of a full nine months of results for the IFP Business in the prior year. In addition, results for the nine months ended September 30, 2026 included net tax charges of $104 related to the impacts from certain reorganization activities associated with the IFP Transaction.

Segment Results
Drivers of the changes in segment net sales and operating profit were:

Percent Change in Segment Net Sales	Volume	Mix/Other	Net Price	Divestitures and Business Exits(c)	Currency Translation	Total(a)	Organic(b)
Three Months Ended
NA	2.0	0.1	(1.8)	0.6	(0.1)	0.9	0.4
IPC	(4.6)	—	0.1	0.9	0.9	(2.8)	(4.6)
Nine Months Ended
NA	1.2	0.1	(0.8)	(0.9)	0.1	(0.3)	0.5
IPC	(0.1)	0.8	(0.5)	0.3	3.0	3.4	0.1

Percent Change in Segment Operating Profit	Volume	Net Price	Input Costs	Other Manufacturing Costs(d)	Currency Translation	Other(e)	Total
Three Months Ended
NA	3.4	(7.5)	(4.1)	8.6	(0.2)	2.5	2.7
IPC	(16.2)	0.8	(23.0)	1.5	1.2	3.0	(32.7)
Nine Months Ended
NA	(0.4)	(3.3)	(1.0)	7.0	0.1	(0.8)	1.6
IPC	(4.0)	(3.7)	(14.8)	9.6	4.4	4.8	(3.7)
(a)    Total may not sum across due to rounding.
(b)    Represents the change in net sales excluding the impacts of currency translation and divestitures and business exits. Organic Sales Growth is a non-GAAP financial measure. See "Summary of Non-GAAP Financial Measures" below for reconciliations of our GAAP to non-GAAP measures.
(c)    Impact of the exit of the Company's private label diaper business in the United States and other exited businesses and markets in conjunction with the 2024 Transformation Initiative. Also includes the impact of sales recognized under the Supply Agreements with the Arbex Joint Venture formed as part of the IFP Transaction.
(d)    Includes net impact of productivity initiatives, product and supply chain investments and other changes in cost of products sold.
(e)    Includes impact of changes in product mix, marketing, research and general expenses and other (income) and expense, net.
North America

	Three Months Ended September 30			Nine Months Ended September 30
	2026	2025	% Change	2026	2025	% Change
Net Sales	$2,738	$2,714	0.9%	$8,087	$8,112	(0.3)%
Operating Profit	657	640	2.7%	2,005	1,973	1.6%
Net sales of $2.7 billion for the three months ended September 30, 2026 increased 0.9% driven by transactions with the Arbex Joint Venture under Supply Agreements and organic sales growth. Organic sales increased 0.4%, primarily driven by volume growth of 2.0%, despite an unfavorable impact of approximately 130 basis points from retailer year-over-year inventory movements, partially offset by lower pricing from increased promotional activity. Net sales of $8.1 billion for the nine months ended September 30, 2026 were relatively flat compared to the prior year as the exit of the private label diaper business in the US was partially offset by organic sales growth. Organic sales increased 0.5% driven by volume gains of 1.2%, primarily in Family Care and Professional categories, partially offset by lower pricing from increased promotional activity.
Operating profit for the three and nine months ended September 30, 2026 of $657 and $2.0 billion increased 2.7% and 1.6%, respectively. The increase for the three months ended September 30, 2026 was primarily driven by gross productivity savings and lower advertising spend, partially offset by unfavorable pricing net of cost inflation and supply chain related investments. The increase for the nine months ended September 30, 2026 was driven by gross productivity savings and one-time tariff refunds, partially offset by unfavorable pricing net of cost inflation and impacts from business exits of approximately 200 basis points.

International Personal Care

	Three Months Ended September 30			Nine Months Ended September 30
	2026	2025	% Change	2026	2025	% Change
Net Sales	$1,396	$1,436	(2.8)%	$4,399	$4,255	3.4%
Operating Profit	144	214	(32.7)%	575	597	(3.7)%
Net sales of $1.4 billion for the three months ended September 30, 2026 decreased 2.8%, as transactions with the Arbex Joint Venture under the Supply Agreements and favorable currency impacts were more than offset by a decline in organic sales. Organic sales decreased 4.6% driven by lower volumes, as growth in South Korea, Indonesia and Enterprise Markets was more than offset by headwinds of approximately 770 basis points from the China social media disruption. Net sales of $4.4 billion for the nine months ended September 30, 2026 increased 3.4%, primarily driven by favorable currency impacts of 3.0%. Organic sales growth was relatively flat compared to the prior year, as volume-plus-mix gains of 0.7%, driven by growth in South Korea, Indonesia, Brazil and Enterprise Markets, partially offset by headwinds of approximately 300 basis points from the China social media disruption, were largely offset by lower pricing.
Operating profit for the three and nine months ended September 30, 2026 of $144 and $575, decreased 32.7% and 3.7%, respectively. The decrease for the three and nine months ended September 30, 2026 was primarily driven by unfavorable pricing net of cost inflation and impacts from the China social media disruption of approximately 16.8% and 7.4%, respectively, partially offset by gross productivity savings, favorable currency impacts and lower advertising spend.
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
Cash Provided by Operations
Cash provided by operations was $2.4 billion during the nine months ended September 30, 2026 compared to $1.8 billion in the prior year. The increase was driven primarily by proceeds received from the grant of a long-term license agreement to the Joint Venture, an insurance recovery associated with the settlement of claims from a previous acquisition, and favorable changes in operating working capital, due in part to timing and lower incentive payments in the current year. These amounts were partially offset by incremental cash payments for restructuring, IFP Transaction, and Kenvue Acquisition charges.
Investing
Cash used for investing was $552 during the nine months ended September 30, 2026 compared to $650 in the prior year, primarily reflecting higher planned capital spending ($1.0 billion compared to $741 in the prior year). Capital spending was partially offset by cash proceeds received from the completion of the IFP Transaction. We anticipate that full year capital spending will be approximately $1.3 billion, including incremental spending from the 2024 Transformation Initiative.
Financing
Cash used for financing was $673 during the nine months ended September 30, 2026 compared to $1.6 billion in the prior year. This decrease was primarily due to debt proceeds of $1.3 billion related to the IFP Term Loan Facility (see Item 1, Note 3 to the Unaudited Interim Condensed Consolidated Financial Statements for details), of which approximately $1.0 billion was used to repay our U.S. commercial paper facilities. During the nine months ended September 30, 2026, we did not repurchase any shares of common stock.
We issue long-term debt in the public market periodically. Proceeds from the offerings are used for general corporate purposes, including repayment of maturing debt or outstanding commercial paper indebtedness.
Our short-term debt, which consists of U.S. commercial paper with original maturities up to 90 days and/or other short-term debt issued by non-U.S. subsidiaries, was $10 as of September 30, 2026 (included in Debt payable within one year on the Condensed Consolidated Balance Sheets). The average month-end balance of short-term debt for the nine months ended September 30, 2026 was $440. These short-term borrowings provide supplemental funding to support our operations. The level of short-term debt generally fluctuates depending upon the amount of operating cash flows and the timing of customer receipts and payments for items such as pension contributions, dividends and income taxes.
As a result of the Kenvue Acquisition, in November 2025, the Company and JPMorgan Chase Bank, N.A. (the "Bank") executed a certain bridge loan facility commitment letter, pursuant to which the Bank has committed to provide bridge financing (the "Bridge Facility") in an amount of $7.7 billion to the Company to fund the Cash Consideration, the fees, costs and expenses incurred in connection with the transactions contemplated by the Merger Agreement and to repay certain existing indebtedness of Kenvue and/or its subsidiaries. In December 2025, $3.8 billion of the commitments in the Bridge Facility were terminated in connection with entry into the New Revolving Credit Facility and DDTL Credit Facility (as defined below). The remaining $3.8 billion of the Bridge Facility was terminated upon the issuance of $4.9 billion of senior unsecured notes, as discussed further below.
In December 2025, we entered into (i) the Five-Year Revolving Credit Agreement by and among Kimberly-Clark, JPMorgan Chase Bank, N.A. (the "Bank") and the other lenders party thereto (the "New Revolving Credit Facility") and (ii) the Delayed Draw Term Loan Credit Agreement by and among Kimberly-Clark, the Bank, and the other lenders party thereto (the "DDTL Credit Facility"), which was subsequently terminated on July 7, 2026, in connection with the completion of the IFP Transaction. The New Revolving Credit Facility matures in December 2030 and provides for a revolving credit facility of up to $4.0 billion (which may be increased by up to $1.0 billion upon obtaining additional commitments from the then-existing or new lenders and the satisfaction of certain other conditions). Concurrently with the closing of the New Revolving Credit Facility, we reduced the commitments outstanding under our existing $2.0 billion revolving credit facility, which matures in June 2028, to $1.0 billion. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2025.
As of September 30, 2026 and December 31, 2025, total debt from continuing operations was $6.5 billion and $7.2 billion, respectively.
On October 29, 2026, we completed a private offering (the "Offering") of senior unsecured notes (the "Notes") in an aggregate principal amount of $4.9 billion. The Notes consist of $750 of 5.10% Notes due 2028, $1.0 billion of 5.30% Notes due 2029, $1.25 billion of 5.45% Notes due 2031, $750 of 5.65% Notes due 2034 and $1.15 billion of 5.80% Notes due 2036. Subsequently on November 2, 2026, we completed the Kenvue Acquisition for Cash Consideration of approximately $6.7 billion. In respect of the Kenvue common stock issued and outstanding immediately prior to the effective time of the Kenvue Acquisition, we have delivered or caused to be delivered approximately 281.1 million shares of K-C common stock to Kenvue shareholders. We used the net proceeds from the Offering, together with cash on hand and borrowings under our commercial paper program of approximately $1.0 billion, to fund the Cash Consideration and related fees and expenses of the Kenvue Acquisition.
Additionally, we completed the previously announced exchange offers and consent solicitations for Kenvue's $7.0 billion aggregate principal amount of outstanding senior notes (the "Kenvue Notes"). Holders of Kenvue Notes validly tendered approximately $6.4 billion, or approximately 91.1%, of the Kenvue Notes and, on November 4, 2026, we issued a like-amount of new senior notes. The aggregate principal amount of Kenvue Notes that remained outstanding following the settlement of the exchange offers was approximately $0.6 billion and will be reflected in our consolidated total debt following the acquisition. See Item 1, Note 12 to the Unaudited Interim Condensed Consolidated Financial Statements for further information regarding the Offering and exchange of Kenvue Notes.
We believe that our ability to generate cash from operations and our capacity to issue short-term and long-term debt are adequate to fund working capital, obligations related to our 2024 Transformation Initiative and the Kenvue Integration Program, capital spending, pension contributions, share repurchases, dividends and other needs for the foreseeable future. Further, we do not expect restrictions or taxes on repatriation of cash held outside of the U.S. to have a material effect on our overall business, liquidity, financial condition or results of operations for the foreseeable future.
Information Concerning Forward-Looking Statements
Certain matters contained in this report concerning our plans and expectations regarding the integration of Kenvue, which we acquired on November 2, 2026, including anticipated synergies, cost savings, integration costs and the timing thereof, the Kenvue Integration Program, including estimates of charges, that we expect to incur in connection with the Kenvue Integration Program, and the timing thereof, the International Family Care and Professional ("IFP") joint venture (the "Arbex Joint Venture") transaction with Suzano ("IFP Transaction"), the business outlook, including raw material, energy and other input costs, the anticipated charges and savings from the 2024 Transformation Initiative, cash flow and uses of cash, our indebtedness, including indebtedness incurred or assumed in connection with the Kenvue Acquisition, and anticipated deleveraging, growth initiatives, innovations, marketing and other spending, net sales, anticipated currency rates and exchange risks, including the impact in Argentina and Türkiye, effective tax rate, contingencies, including the outcome of legal proceedings, and anticipated transactions of Kimberly-Clark, including dividends, share repurchases and pension contributions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are based upon management's expectations and beliefs concerning future events impacting Kimberly-Clark. There can be no assurance that these future events will occur as anticipated or that our results will be as estimated. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
The assumptions used as a basis for the forward-looking statements include many estimates that, among other things, depend on the successful integration of Kenvue and the achievement of future cost savings and projected volume increases. In addition, many factors outside our control could affect the realization of these estimates. These include risks and uncertainties related to the Kenvue Acquisition and the integration of Kenvue’s business, including the risk that the anticipated benefits, synergies and cost savings of the Kenvue Acquisition may not be realized when expected or at all, the risk that integration costs may be higher than expected, the risk that we are not able to realize the anticipated benefits of the Kenvue Integration Program, risks related to the preliminary nature of the estimate of the charges and capital expenditures to be incurred in connection with the Kenvue Integration Program, which is subject to change, risks related to any delays in the timing for implementing the Kenvue Integration Program or potential disruptions to our business or operations as we execute on the Kenvue Integration Program, the risk of loss of key employees, customers, suppliers or other business counterparties, the risk of disruption to our or Kenvue’s operations, the risk of litigation related to the Kenvue Acquisition, our substantially increased indebtedness following the Kenvue Acquisition and our ability to reduce our indebtedness, maintain our credit ratings and refinance indebtedness on favorable terms, legal proceedings and governmental investigations, indemnification obligations to J&J, and the sufficiency of, and J&J’s ability to satisfy, its indemnification obligations, risks related to the IFP Transaction, including risks related to the incurrence of significant transaction and separation costs, adverse market reactions, regulatory or legal challenges, and operational disruptions, our ability to realize the anticipated benefits of the 2024 Transformation Initiative (including risks related to disruptions to our business or operations or related to any delays in implementation), war in Ukraine (including the related responses of consumers, customers, and suppliers and sanctions issued by the U.S., the European Union, Russia or other countries), government trade or similar regulatory actions (including current and potential trade and tariff actions affecting the countries where we operate and the resulting negative impacts on our supply chain, commodity costs, and consumer spending), pandemics, epidemics, fluctuations in foreign currency exchange rates, the prices and availability of our raw materials, supply chain disruptions, disruptions in the capital and credit markets, counterparty defaults (including customers, suppliers and financial institutions with which we do business), failure to realize the expected benefits or synergies from our other acquisition and disposition activity, impairment of goodwill and intangible assets, including those recorded in connection with the Kenvue Acquisition, and our projections of operating results and other factors that may affect our impairment testing, changes in customer preferences, severe weather conditions, regional instabilities and hostilities (including the war in Iran), potential competitive pressures on selling prices for our products, energy costs, general economic and political conditions globally and in the markets in which we do business, and our ability to maintain key customer relationships.
The factors described under Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, as updated by Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q, or in our other SEC filings, among others, could cause our future results to differ from those expressed in any forward-looking statements made by us or on our behalf. Other factors not presently known to us or that we presently consider immaterial could also affect our business operations and financial results.
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
•Kenvue Acquisition - Acquisition-related costs incurred in connection with the Kenvue Acquisition, primarily related to external advisory, legal, accounting, and other related costs. See Item 1, Note 4 to the Unaudited Interim Condensed Consolidated Financial Statements for details.
•Unrealized (Gains) Losses on Commodity Hedges - Mark‑to‑market impacts from undesignated commodity derivatives utilized to mitigate price volatility for forecasted transactions. These mark-to-market impacts are excluded until the related gains and losses are realized in order to facilitate comparisons of our underlying operating performance across periods.
•Brazil Business Tax Credits - Favorable legal ruling resolving certain matters related to prior years' business taxes in Brazil.
•Insurance Recovery - Settlement of insurance claims related to a previous acquisition.
•Equity Company Adjustments - Kimberly-Clark's proportionate share of charges recognized by the Arbex Joint Venture formed as part of the completion of the IFP Transaction for certain acquisition-related accounting impacts and restructuring charges.
•IFP Repatriated Earnings - In connection with the IFP Transaction, we recognized deferred tax liabilities for certain permanently reinvested earnings from the IFP Business that are expected to be repatriated.
•U.S. Tax Reform Related Matters (OBBBA) - In 2025, we recognized a valuation allowance on prior year U.S. foreign tax credits as a result of provisions within the One Big Beautiful Bill Act ("OBBBA") that impact our ability to use credits.

The following tables provide a reconciliation of Organic Sales Growth from continuing operations:

	Three Months Ended September 30, 2026
	Percent change vs. the prior year period
	NA	IPC	Total
Net Sales Growth	0.9	(2.8)	(0.4)
Currency Translation	0.1	(0.9)	(0.3)
Divestitures and Business Exits	(0.6)	(0.9)	(0.7)
Organic Sales Growth(a)	0.4	(4.6)	(1.3)

	Nine Months Ended September 30, 2026
	Percent change vs. the prior year period
	NA	IPC	Total
Net Sales Growth	(0.3)	3.4	1.0
Currency Translation	(0.1)	(3.0)	(1.1)
Divestitures and Business Exits	0.9	(0.3)	0.5
Organic Sales Growth(a)	0.5	0.1	0.3
(a)    Table may not foot due to rounding.
The following table provides a reconciliation of Adjusted Gross Profit from continuing operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Gross Profit	$1,441	$1,493	$4,578	$4,458
2024 Transformation Initiative	29	34	93	169
Unrealized (Gains) Losses on Commodity Hedges	(2)	—	(2)	—
Adjusted Gross Profit	$1,468	$1,527	$4,669	$4,627
The following table provides a reconciliation of Adjusted Operating Profit from continuing operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Operating Profit	$516	$621	$1,902	$1,844
2024 Transformation Initiative	55	62	160	258
Kenvue Acquisition	106	—	263	—
Unrealized (Gains) Losses on Commodity Hedges	(2)	—	(2)	—
Brazil Business Tax Credits	2	—	(37)	—
Insurance Recovery	—	—	(120)	—
Adjusted Operating Profit	$677	$683	$2,166	$2,102

The following table provides a reconciliation of Adjusted Earnings per Share from continuing operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Diluted Earnings per Share	$1.19	$1.01	$4.10	$3.73
2024 Transformation Initiative	0.13	0.14	0.34	0.64
Kenvue Acquisition	0.27	—	0.70	—
Unrealized (Gains) Losses on Commodity Hedges	(0.01)	—	(0.01)	—
Brazil Business Tax Credits	—	—	(0.09)	—
Insurance Recovery	—	—	(0.32)	—
Equity Company Adjustments	0.12	—	0.12	—
IFP Repatriated Earnings	—	0.01	0.26	0.04
OBBBA	—	0.29	—	0.29
Adjusted Earnings per Share(a)	$1.70	$1.45	$5.10	$4.70
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
The following tables provide a reconciliation of the continuing operations Adjusted Effective Tax Rate:

	Three Months Ended September 30
	2026		2025
	Income From Continuing Operations Before Income Taxes and Equity Interests	Provision for Income Taxes	Income From Continuing Operations Before Income Taxes and Equity Interests	Provision for Income Taxes
As Reported	$471	$(95)	$546	$(248)
2024 Transformation Initiative	55	(11)	62	(12)
Kenvue Acquisition	106	(16)	—	—
Unrealized (Gains) Losses on Commodity Hedges	(2)	—	—	—
Brazil Business Tax Credits	2	(1)	—	—
IFP Repatriated Earnings	—	—	—	3
OBBBA	—	—	—	96
As Adjusted	$632	$(123)	$608	$(161)

Effective Tax Rate
As Reported		20.2%		45.4%
As Adjusted		19.5%		26.5%

	Nine Months Ended September 30
	2026		2025
	Income From Continuing Operations Before Income Taxes and Equity Interests	Provision for Income Taxes	Income From Continuing Operations Before Income Taxes and Equity Interests	Provision for Income Taxes
As Reported	$1,728	$(476)	$1,616	$(495)
2024 Transformation Initiative	160	(44)	261	(39)
Kenvue Acquisition	263	(31)	—	—
Unrealized (Gains) Losses on Commodity Hedges	(2)	—	—	—
Brazil Business Tax Credits	(37)	6	—	—
Insurance Recovery	(120)	14	—	—
IFP Repatriated Earnings	—	87	—	13
OBBBA	—	—	—	96
As Adjusted	$1,992	$(444)	$1,877	$(425)

Effective Tax Rate
As Reported		27.5%		30.6%
As Adjusted		22.3%		22.6%
Item 4.    Controls and Procedures
As of September 30, 2026, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2026. There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION
Item 1A.    Risk Factors
Our business faces many risks and uncertainties that we cannot control. The risk factors described in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by the below risk factors, should be carefully considered, together with the other information contained in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Other risks that we do not presently know about or that we presently believe are not material could also adversely affect us. The risk factors described below update the risk factors disclosed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, to include additional information.
We may encounter difficulties integrating our and Kenvue’s businesses and operations and, therefore, may fail to realize the projected benefits and cost savings of the Kenvue Acquisition, which could adversely affect the value of our common stock. The significant additional indebtedness that we incurred and our issuance of additional shares in connection with the Kenvue Acquisition could have negative consequences.
We are in the process of integrating a large number of manufacturing, operational and administrative systems to achieve consistency throughout the combined company, including with respect to human capital management, portfolio rationalization, finance and accounting systems, sales operations and product distribution, pricing systems and methodologies, data security systems, compliance programs and internal controls processes. This integration is a complex, costly and time-consuming process. If any difficulties in the integration of our operations were to occur, they could adversely affect our business, including, among other ways, causing a failure to meet demand for our products, or adversely affect our ability to meet our financial reporting obligations. Inconsistencies in standards, controls, procedures and policies may adversely affect our ability to maintain relationships with customers, suppliers, distributors, alliance partners, and creditors.
The success of the combined company will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining K-C’s and Kenvue’s respective businesses, including operational and other synergies that we believe the combined company will be able to achieve. The anticipated benefits and cost savings of the Kenvue Acquisition may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. If we are unable to successfully combine the businesses in an efficient, cost-effective manner within the anticipated timeframe, the projected benefits and cost savings may not be realized fully or may take longer to realize than expected and our business may be unable to grow as planned, which could materially impact our business, cash flow, financial condition or results of operations as well as adversely impact our share price.
We have incurred significant financial advisory, legal, accounting, consulting and other advisory fees, severance/retention employee benefit-related costs, regulatory fees and other costs relating to the Kenvue Acquisition. We expect to continue to incur substantial non-recurring costs in connection with integrating the operations of K-C and Kenvue, including costs to replace services and manufacturing that Kenvue currently receives from Johnson & Johnson ("J&J") under transitional arrangements.
The Kenvue Acquisition increased the amount of our debt resulting in additional interest expense. Furthermore, additional cash will be required for any dividends declared due to the additional shares issued in connection with the Kenvue Acquisition. Both of these factors could reduce our financial flexibility to continue capital investments, develop new products and declare future dividends.
Events outside our control, including changes in regulation and laws as well as economic trends, also could adversely affect our ability to realize the expected benefits from this acquisition.
Concerns about the reliability, safety, or efficacy of our products or their ingredients could result in litigation, regulatory action, reputational damage, product recalls, product reformulations, or product withdrawals, which could adversely affect us.
Concerns about the reliability, safety or efficacy of our products or their ingredients could result in governmental investigations, regulatory action (including the shutdown of manufacturing facilities), private claims and lawsuits, recalls, reformulations, significant remediation and related costs, safety alerts, marketing prohibitions, product shortages, declining sales or reputational damage. This is true whether the concerns are raised internally or by litigants, regulators, consumer advocacy groups or others, and whether or not they are based on sound scientific or factual evidence. These risks have increased as a result of the Kenvue Acquisition, which added a significant portfolio of OTC medicines and skin health products to our business. Kenvue has in the past paid, and we may be required in the future to pay, for losses or injuries purportedly caused by its products. If a product or ingredient is perceived or found to be contaminated, tampered with, defective, ineffective, or unsafe, we may need to recall, reformulate or withdraw the product. Product liability insurance and other applicable insurance policies may not be available on acceptable terms or may not be sufficient to cover our losses.
Recalls, reformulations and withdrawals of various sizes have occurred across Kenvue’s business segments and may occur in the future. Scrutiny of the ingredients in our products, including scrutiny that starts on digital or social media platforms, may restrict or prevent our use of those ingredients or require remedial action. That could cause us to incur significant costs, particularly if we reformulate or withdraw the affected products, or could lead to litigation. For example, regulators including the Federal Drug Administration ("FDA") and the European Medicines Agency have issued guidance on assessing and controlling nitrosamine impurities in medicines, and we are reviewing Kenvue’s product portfolio under that guidance.
In addition, in September 2023, the FDA's Nonprescription Drugs Advisory Committee (the "NDAC") concluded that the scientific data did not support the effectiveness of orally administered phenylephrine ("PE") at the recommended dosage as a nasal decongestant. PE is an ingredient in certain Kenvue products, including Sudafed PE and Tylenol Cold & Flu. In November 2024, the FDA proposed removing oral PE from the applicable OTC monograph, which, if finalized, could require us to reformulate or remove affected products from the market. Following the NDAC’s determination, putative class actions were filed against Kenvue and its affiliates, asserting claims including violations of consumer protection statutes and federal securities laws, negligence, and unjust enrichment. These developments could result in substantial litigation costs or liabilities, reduced sales, or other adverse effects on our business.
Separately, claims for personal injury have been made against Kenvue Brands LLC (formerly known as Johnson & Johnson Consumer Inc.), now our subsidiary, along with other sellers of acetaminophen-containing products, alleging that in utero exposure to acetaminophen, the active ingredient in Tylenol®, is associated with the development of autism spectrum disorder and/or attention-deficit/hyperactivity disorder in children. Additional product liability lawsuits continue to be filed, and related matters include citizens' petitions and a lawsuit filed by the Attorney General of Texas. We continue to receive information with respect to potential costs and the anticipated number of cases. At this stage, we are unable to reasonably estimate the likelihood or magnitude of potential liability arising from these matters. Adverse outcomes, significant settlements or judgments, or the costs of defending these matters could be substantial. Moreover, governmental statements, labeling changes and adverse publicity relating to acetaminophen, whether or not supported by sound scientific evidence and whether or not directed at our products, may impact sales of Tylenol® and other acetaminophen-containing products, damage the reputation of our brands and increase the risk of future claims, any of which could adversely affect our business, results of operations, cash flows or financial condition.
These are not the only such matters, and future matters may be of similar, greater, or lesser significance.
Kenvue’s historical relationship with J&J exposes us to increased risks, including in relation to reliance on J&J under transitional agreements, indemnification obligations to J&J and the possibility that J&J’s indemnities to us, including for talc-related liabilities, will not be sufficient.
Kenvue was separated from J&J in 2023 and continues to depend on J&J for certain manufacturing and other services. Under a transition manufacturing agreement, J&J supplies specified products or components, including Motrin®, Tylenol® and Zyrtec®. Any failure or delay by J&J in performing these services could impair our ability to deliver quality products in necessary quantities, damage our brands and increase our costs. As these agreements expire, we must transition the relevant manufacturing and services to our own operations or to third parties, which is complex, time-consuming and costly and could increase the risk of manufacturing defects or quality control issues. In addition, pursuant to the separation agreement, certain assets and liabilities, including of Kenvue’s operations in China, and certain contracts, permits and licenses have not yet been transferred from J&J in order to ensure compliance with applicable law, to obtain necessary governmental approvals and other consents, and for other business reasons, and such transfers may be significantly delayed or may not occur. Prior to such transfer, the net profits or losses from the operation of such business will, to the extent reasonably practicable and permitted by applicable law, be provided to us.
The separation agreement and other agreements between Kenvue and J&J provide for indemnification obligations for uncapped amounts (reduced by any insurance proceeds or other third-party proceeds that the party being indemnified receives), designed to make Kenvue financially responsible for substantially all liabilities relating to its business activities, whether incurred before or after the separation. As one example, J&J has received demands for indemnification for legal claims related to OTC Zantac (ranitidine) products sold by third parties in the United States, and Kenvue has agreed to indemnify J&J for such claims. Kenvue also has obligations to indemnify J&J and certain underwriting banks in pending securities litigation about disclosures relating to oral PE made in connection with Kenvue's 2023 IPO and J&J's subsequent exchange offer. Conversely, J&J has retained, and agreed to indemnify Kenvue for certain liabilities, including relating to talc and talc-containing products sold in the United States and Canada. However, third parties have sought, and may continue to seek, to hold our subsidiaries responsible for liabilities J&J has retained, J&J’s indemnity may not be sufficient to cover the full amount of such liabilities, J&J’s ability to satisfy its indemnification obligations could be impaired, and J&J’s insurance policies may not be available to us. In addition, pursuant to Kenvue’s separation agreement with J&J, J&J’s self-funded insurance policies are not available to us, and J&J’s third-party insurance policies may not be available to us, for liabilities associated with occurrences of indemnified liabilities prior to Kenvue’s separation from J&J, and in any event J&J’s insurers may deny coverage to us for liabilities associated with certain occurrences of indemnified liabilities prior to the separation. Furthermore, even where we are ultimately entitled to indemnification, we may be required to bear losses temporarily. In addition, J&J’s indemnity does not cover talc-related liabilities arising from products sold outside the United States and Canada, which remain our responsibility. Kenvue is currently subject to talc-related claims outside the United States and Canada, including in the United Kingdom, and we cannot reasonably estimate the likelihood or magnitude of potential liability arising from these claims. Any of these matters could adversely affect our business, results of operations, cash flows or financial condition.
As a result of the Kenvue Acquisition, we are now subject to additional risks relating to the production and sale of OTC drug and other healthcare products.
Following the Kenvue Acquisition, a significant portion of our business consists of OTC medicines and other healthcare products, which are subject to extensive regulation by the FDA, the U.S. Federal Trade Commission, the U.S. Drug Enforcement Administration and other federal, state and foreign authorities. We and our third-party manufacturers must register facilities with these authorities and manufacture products in accordance with current Good Manufacturing Practice ("cGMP") requirements. Compliance with these requirements necessitates substantial expenditures across training, recordkeeping, production, quality control and quality assurance. A failure to comply with cGMP or other requirements at our facilities or those of our third-party partners could result in warning letters, product recalls or seizures, facility shutdowns, fines, injunctions or other regulatory action. We have not historically operated an OTC drug business of this scale, and we must integrate Kenvue’s quality and regulatory systems into our broader operations. In addition, new or more stringent laws or regulations, more restrictive interpretations of existing laws or regulations, or increased enforcement actions could increase our ongoing costs of global compliance, alter the environments in which we do business, or otherwise adversely affect our business, results of operations, or financial condition. A finding that we are in violation of, or out of compliance with, applicable laws or regulations could subject us to civil remedies, including fines, damages, injunctions, or product recalls, or criminal sanctions, any of which could adversely affect our business, results of operations, or financial condition.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We repurchase shares of Kimberly-Clark common stock from time to time pursuant to publicly announced share repurchase programs. On January 22, 2021, our Board of Directors authorized a share repurchase program that allows for the repurchase of 40 million shares in an amount not to exceed $5 billion. As of September 30, 2026, the Company has repurchased approximately 9.2 million shares and approximately 30.8 million shares remain available for repurchase under the program. No shares were repurchased during the three months ended September 30, 2026.
Item 5.    Other Information
(c)Our directors and officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Securities Exchange Act of 1934, as amended. During the three months ended September 30, 2026, no such plans or other arrangements were adopted or terminated.

Item 6.    Exhibits
(a)Exhibits
Exhibit No. (10)v. Joint Venture Agreement Dated July 1, 2026 Among Suzano S.A., Kimberly-Clark Corporation and Certain of their Respected Affiliated Entities, filed herewith.
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
November 5, 2026